Form 10-K
period 1993-12-31
CONTINENTAL CORP
filed 1994-03-31
CIK 24011

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993.

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________.
                          Commission file number 1-5686.

                 THE CONTINENTAL CORPORATION
    (Exact name of registrant as specified in its charter)
     New York                                  13-2610607
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

180 Maiden Lane, New York, New York              10038
(Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  212-440-3000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                            on which registered

Common Stock, par value $1.00 per share        New York, Midwest and Pacific
                                               Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes ...X...    No .......

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 8, 1994 was $1,320,757,812.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1994.
                        55,330,630 shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report. Portions of the registrant's Proxy Statement in connection with its 1994 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                                      PART I
Item 1. Business
                               General Information

     The Continental Corporation ("Continental"), a New York corporation incorporated in 1968, is an insurance holding company. Its best known subsidiary, The Continental Insurance Company, was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies. Continental's other principal subsidiaries and affiliates provide investment management, claims adjusting and risk management services. In 1993, Continental sold its premium financing operations; in 1992, Continental instituted a plan to withdraw from the traditional assumed reinsurance and marine reinsurance businesses and the indigenous international and international marine insurance businesses. The results of these operations are now reported as discontinued and previously reported information has been restated accordingly.

               Financial Information Relating to Business Segments

     Continental's revenues from insurance operations accounted for approximately 97% of Continental's consolidated revenues for each of the three years ended December 31, 1993, 1992, and 1991. The following table sets forth certain information with respect to Continental's business segments for each of the last three years:

                                          Year Ended December 31 (1) (2)
                                         --------------------------------
                                            1993       1992        1991
                                         ---------  ---------   ---------
                                                    (millions)
Revenues:
    Agency & Brokerage Commercial. . . . $ 2,121.3  $ 1,919.5   $ 2,018.1
    Agency & Brokerage Personal. . . . .     861.6      777.4       795.3
    Specialized Commercial . . . . . . .   1,433.2    1,201.1     1,059.1
                                         ---------  ---------   ---------
    Total Premiums Earned. . . . . . . .   4,416.1    3,898.0     3,872.5
    Net Investment Income. . . . . . . .     514.3      559.5       610.6
    Realized Capital Gains . . . . . . .     110.3      222.3       115.0
                                         ---------  ---------   ---------
    Insurance Operations . . . . . . . .   5,040.7    4,679.8     4,598.1
    Corporate & Other Operations . . . .     133.0      117.2       122.9
                                         ---------  ---------   ---------
      Total. . . . . . . . . . . . . . . $ 5,173.7  $ 4,797.0   $ 4,721.0
                                         =========  =========   =========

Income from Continuing Operations
before Income Taxes:
    Agency & Brokerage Commercial. . . . $  (234.8) $  (281.0)  $  (354.6)
    Agency & Brokerage Personal. . . . .     (78.1)    (127.0)      (66.3)
    Specialized Commercial . . . . . . .     (92.5)    (173.6)     (146.9)
                                         ---------  ---------   ---------
    GAAP Underwriting Loss . . . . . . .    (405.4)    (581.6)     (567.8)
    Net Investment Income. . . . . . . .     514.3      559.5       610.6
    Realized Capital Gains . . . . . . .     110.1      222.3       115.0
                                         ---------  ---------   ---------
    Insurance Operations . . . . . . . .     219.0      200.2       157.8
    Corporate & Other Operations . . . .     (41.1)     (69.5)      (62.3)
                                         ---------  ---------   ---------
      Total. . . . . . . . . . . . . . . $   177.9  $   130.7   $    95.5
                                         =========  =========   =========

Identifiable Assets:
    Insurance Operations . . . . . . . . $15,552.1  $15,113.5   $14,031.1
    Corporate & Other Operations . . . .     583.9      149.9       283.9
                                         ---------  ---------   ---------
      Total Assets from
      Continuing Operations. . . . . .    16,136.0   15,263.4    14,315.0
      Net Assets of Discontinued
        Operations . . . . . . . . . . .      84.6      310.5       506.9
                                         ---------  ---------   ---------
    Total Assets . . . . . . . . . . . . $16,220.6  $15,573.9   $14,821.9
					 =========  =========   =========
____________________

 (1) Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets, net investment income and realized capital gains to each segment is not performed.

 (2) Certain reclassifications, primarily for discontinued operations, have been made to the prior years' financial information to conform to the 1993 presentation.


The following table sets forth certain information with respect to Continental's domestic, Canadian, other foreign and consolidated operations for each of the last three years:



                                            Year Ended December 31 (1)(2)
                                          --------------------------------
                                              1993     1992       1991
                                          --------- ----------  ----------
                                                    (millions)
United States:
   Revenues.............................  $ 4,731.7  $ 4,379.1  $ 4,146.6
   Income from Continuing
     Operations before Income Taxes.....      165.7      144.3      103.2
   Identifiable Assets of
     Continuing Operations..............   15,063.0   13,975.5   13,130.6
Canada:
   Revenues.............................  $   324.6  $   340.2  $   440.2
   Loss from Continuing
     Operations before Income Taxes.....       (5.4)      (7.5)     (26.0)
   Identifiable Assets of
     Continuing Operations..............    1,024.1      926.8      801.5
Other Foreign:
   Revenues.............................  $   117.4  $    77.7  $   134.2
   Income (Loss) from Continuing
     Operations before Income Taxes.....       17.6       (6.1)      18.3
   Identifiable Assets of
     Continuing Operations..............       48.9      361.1      382.9
Consolidated:
   Revenues.............................  $ 5,173.7  $ 4,797.0  $ 4,721.0
   Income from Continuing
     Operations before Income Taxes.....      177.9      130.7       95.5
   Identifiable Assets of
     Continuing Operations..............   16,136.0   15,263.4   14,315.0
________________

 (1) and (2) - See Footnotes (1) and (2), respectively, on page 1 herein.


               General Information Relating to Business Segments

   Continental's insurance operations (the "Insurance Operations") are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. These operations are conducted by Continental's property and casualty insurance subsidiaries. One or more of these companies is licensed or admitted to conduct business in each state or territory of the United States and in each province or territory of Canada. Continental's other segment is Corporate & Other Operations, which principally includes investment management, claims adjusting and risk management services.


                         Agency & Brokerage Commercial

   Continental's Agency & Brokerage Commercial segment focuses on the production of property and casualty insurance coverage in the United States and Canada through independent insurance agents and brokers, almost all of whom also represent other companies. The Agency & Brokerage Commercial segment includes: (1) Agency and Brokerage operations; (2) Continental Risk Management Services operations (formerly Special Risk operations); (3) Continental Canada's operations; and (4) First Insurance Company of Hawaii, Ltd., a 60%-owned Continental subsidiary ("First of Hawaii"). For the fiscal year ended December 31, 1993, the Agency & Brokerage Commercial segment produced 47.7% of Continental's consolidated written premiums. Premiums on its commercial multi-peril policies represented 59.2% of the segment's written premiums. Other principal lines written by the Agency & Brokerage Commercial segment include workers' compensation, commercial automobile, general liability, boiler and machinery, and fire & allied lines.

   Continental's Agency and Brokerage operations concentrate their marketing efforts on selected markets through specially designed programs and products and selected local and national producers. Agency and Brokerage operations consist of 10 regional offices containing underwriters and support personnel and a network of approximately 90 territorial offices responsible for sales and underwriting. Agency and Brokerage operations also have two automated business centers which handle underwriting and processing of personal and small commercial lines. In addition, such operations have a custom markets unit devoted specifically to developing small to mid-sized commercial business from national brokers, special programs for specific business segments, and employee accounts.

   Continental Risk Management Services operations market custom-tailored casualty coverages to Continental's large commercial accounts, including primary and excess coverage for workers' compensation, general liability and commercial automobile risks. Such operations also provide claims management, loss control and actuarial services for its clients.

   Continental Canada's operations, which are considered part of North American operations and which write commercial and personal property and casualty coverages in Canada, include: (1) The Dominion Insurance Corporation, a Continental subsidiary; (2) The Continental Insurance Company of Canada, a Continental subsidiary; and (3) branch offices of two of Continental's U.S. property and casualty companies. Together, they are one of the leading underwriters of commercial property and casualty coverages in Canada. These operations are managed by Continental Insurance Management Ltd., a Continental subsidiary.

   First of Hawaii is the largest property and casualty insurer in the Hawaiian Islands. The Tokio Marine and Fire Insurance Company, Ltd., a Japanese insurance company, owns the remaining 40% of the outstanding shares of First of Hawaii.

   The Agency & Brokerage Commercial segment's premiums earned increased $201 million from 1992. Commercial package premiums earned increased $132 million due to both price increases and acceptance of new risks. Workers' compensation premiums earned increased $20 million due to price increases substantially offset by deliberate reductions in the amount of risk accepted. In addition, the segment's 1992 premiums earned were reduced by a $39 million charge, which did not recur in 1993, to reinstate catastrophe reinsurance coverage. The segment's underwriting results improved $46 million from 1992, primarily due to a $20 million decrease in net catastrophe-related charges and growth in business written without a proportionate increase in operating expenses. Losses and loss expenses increased $102 million, primarily due to inflation in loss costs, the increase in the amount of risk accepted and a $19 million increase in net catastrophe losses. Insurance operating expenses increased $53 million, primarily due to growth in business written and a $32 million decrease in servicing carrier income, which is recorded as a reduction in commission expenses.


                          Agency & Brokerage Personal

   Continental's Agency & Brokerage Personal segment also focuses on the production of property and casualty insurance coverage in the United States and Canada through independent insurance agents and brokers, almost all of whom also represent other companies. The Agency & Brokerage Personal segment includes: (1) Agency and Brokerage operations; (2) Continental Canada's operations; and (3) First of Hawaii, each of which is discussed above. For the fiscal year ended December 31, 1993, the Agency & Brokerage Personal segment produced 19.6% of Continental's consolidated written premiums. Premiums on its personal package policies represented 58.2% of the segment's written premiums. Other principal lines written by the Agency & Brokerage Personal segment include automobile, homeowners, and fire & allied lines.

   The Agency & Brokerage Personal segment's premiums earned increased $85 million from 1992. Personal package premiums earned increased $30 million due to price increases, despite a small reduction in the amount of risk accepted. Monoline automobile premiums earned increased $39 million due to an increase in assignments from involuntary risk pools, primarily from New Jersey. In addition, the segment's 1992 premiums earned were reduced by a $25 million charge, which did not recur in 1993, to reinstate catastrophe reinsurance coverage. The segment's underwriting results improved $49 million from 1992, primarily due to a $50 million decrease in net catastrophe-related charges. Losses and loss expenses increased $44 million, despite a $25 million decrease in net catastrophe losses, primarily due to inflation in loss costs and an increase in losses from involuntary risk pools resulting from the increase in assignments. Insurance operating expenses improved $8 million primarily resulting from cost reductions implemented in 1991.


                             Specialized Commercial

   Continental's Specialized Commercial segment provides specialized commercial coverages, principally in marine and aviation, workers' compensation, fidelity & surety, excess and specialty, accident and health, medical malpractice, customized financial coverage and multinational lines. This segment accounted for 32.7% of Continental's consolidated written premiums for the 1993 fiscal year. The Specialized Commercial segment includes: (1) Marine Office of America Corporation, a Continental subsidiary ("MOAC"); (2) Associated Aviation Underwriters, a 50%-owned Continental affiliate ("AAU"); (3) Continental Excess & Select operations; (4) Casualty Insurance Company, a Continental subsidiary ("Casualty"); (5) Continental Financial Institutions operations; (6) Continental Guaranty operations; (7) Continental Credit operations; (8) Continental Insurance HealthCare operations; (9) The Continental Insurance Company of Puerto Rico ("Continental Puerto Rico"); and
(10) The Continental Insurance Company (Europe) Limited, a Continental subsidiary ("Continental Insurance (Europe)").

   MOAC underwrites and manages ocean and inland marine insurance coverages, automobile warranty coverages and service repair warranty coverages for technical equipment through branch offices located throughout the United States. It also concentrates on developing package policies for the transportation, distribution and manufacturing industries. MOAC supports all of these coverages with specialized claims handling, surveying, loss control and recovery services.

   AAU writes insurance for many segments of the aviation industry through branch offices located throughout the United States.

   Continental Excess & Select operations are active in the excess and specialty lines markets. Their principal types of coverage are stop-loss protection on group health insurance programs, professional liability insurance for lawyers, accountants and other classes of professionals, excess liability insurance, directors' and officers' liability insurance and industry targeted programs of liability insurance for the railroad, mining, skiing, biotechnology and pharmaceutical industries. Continental Excess & Select operations also provide support services to Continental's other excess liability and specialty lines operations.

   Casualty and its subsidiary, Workers' Compensation and Indemnity Company of California, write certain preselected classes of workers' compensation exposures in Illinois, Wisconsin, Indiana, Michigan and southern California.

   Continental Financial Institutions operations provide highly specialized coverages for financial institutions, from fidelity bonds to directors' and officers' liability and professional liability insurance, as well as a range of fidelity products for commercial businesses. Continental Guaranty operations are a major provider of surety coverages. Continental Credit operations provide credit insurance. The financial institutions, guaranty and credit operations were previously divisions of a Continental subsidiary, Continental Guaranty & Credit Corporation, which is no longer doing business as a separate corporate entity.

   Continental Insurance HealthCare operations primarily provide medical malpractice insurance. Such operations also provide claims and risk management services to insureds and other clients.

   Continental Puerto Rico writes business in Puerto Rico, primarily by way of a quota- share reinsurance agreement with an unaffiliated entity, Puerto-Rican American Insurance Company ("PRAICO"). In 1993, the quota-share participation of Continental Puerto Rico was 12.1% of the net premiums written by PRAICO.

   Continental Insurance (Europe) writes multinational programs in Europe.

   The Specialized Commercial segment's premiums earned increased $232 million from 1992 due to both price increases and acceptance of new risks. Premiums earned increased $51 million in domestic marine, $49 million in workers' compensation in selected markets, $49 million in customized financial coverages, $41 million in specialty casualty and $25 million in fidelity & surety insurance. In addition, the segment's 1992 premiums earned were reduced by an $11 million charge, which did not recur in 1993, to reinstate catastrophe reinsurance coverage. The segment's underwriting results improved $82 million from 1992, primarily due to better experience in domestic marine and specialty casualty insurance, an $18 million decrease in net catastrophe-related charges and growth in business written without a proportionate increase in operating expenses. Losses and loss expenses increased $106 million, despite better experience in certain lines and a $7 million decrease in net catastrophe losses, primarily due to inflation in loss costs and the increase in the amount of risk accepted. Insurance operating expenses increased $44 million, primarily due to growth in business written.


                          Corporate & Other Operations

   The Corporate & Other Operations segment includes Continental's corporate operating expenses and the operations of Continental's non-insurance subsidiaries. Continental's non-insurance subsidiaries primarily include: (1) Continental Asset Management Corp. ("CAM");
(2) Continental Loss Adjusting Services, Inc. ("CLAS"); (3) Continental Rehabilitation Resources, Inc. ("CRR"); (4) Ctek, Inc. ("Ctek"); (5) California Central Trust Bank Corporation "CalTrust"); and (6) Settlement Options, Inc. ("Settlement Options").

   CAM, a Continental subsidiary registered under the Investment Advisers Act of 1940, as amended, provides investment advisory services to Continental, its subsidiaries, its employee benefit plans, certain affiliates and unrelated parties under investment advisory agreements.

   CLAS provides claims services for Continental's subsidiaries and other customers. Its wholly-owned subsidiary, CRR, provides medical and vocational rehabilitation for injured employees of insureds and other clients.

   Ctek engages in risk evaluation and improvement activities designed to help insureds and other clients reduce or control losses to property, equipment, materials and human resources.

   CalTrust is a limited service bank whose activities are restricted to the acceptance of deposits, investment of depository funds and acting as trustee and/or third party administrator for employee benefit plans. The following table sets forth certain information with respect to CalTrust's deposit liabilities for each of the last three years:


                          1993                1992              1991
                    _________________  _________________  _________________
                                 %                  %                   %
                              Average            Average            Average
                    Average   Interest Average   Interest Average   Interest
                    Balance   Rate     Balance   Rate     Balance   Rate
                    -------   -------- -------   -------- -------   -------
                                     (millions, except percentages)

Savings Deposits
(representing Total
Interest-Bearing
Time and Savings
Deposits)........... $ 123.1   2.8%    $ 121.9    3.4%   $ 117.2    5.0%
                     =======   ====    =======    ====   =======    ====


       Settlement Options is a general insurance agency which consults with property and casualty claim organizations on personal injury losses to reduce settlement costs by arranging structured claim settlements, and purchases annuities to fund these future periodic payment obligations.

       In 1993, Continental sold its premium financing operations as well as its computer systems subsidiary, Insurnet, Incorporated, both of which were previously included in the Corporate & Other Operations segment. The results of the premium financing operations are now reported as discontinued. (For information concerning the sale of the premium financing operations, see "Discontinued Operations" below.)


                           Discontinued Operations

       In 1993, Continental completed the sale of its premium financing subsidiaries, AFCO Credit Corporation, AFCO Acceptance Corporation and CAFO Inc. (collectively, "AFCO"), to Mellon Bank Corporation ("Mellon"). Continental realized a $36 million gain from this sale, net of income taxes. In addition, the sale agreement provides for a contingent payment to Continental based on growth in AFCO's premiums financed over the next five years, for a potential maximum payment of up to $78 million. No provision has been made in Continental's Consolidated Financial Statements for any potential gain from this contingent payment from Mellon. The 1993 results and net assets of the premium financing operations, which were previously reported in the Corporate & Other Operations segment, have been classified in Continental's Consolidated Financial Statements as discontinued. Previously reported information has been restated accordingly.

       The following table sets forth certain information with respect to operating results of the discontinued premium financing operations for each of the last three years:


                                                Year Ended December 31
                                                ------------------------
                                                1993      1992      1991
                                                ----      ----      ----
                                                       (millions)

  Total Revenues............................    $92.4    $103.0    $119.3
  Total Expenses............................     75.4      79.5      92.2
                                                -----    ------    ------
  Income before Income Taxes................     17.0      23.5      27.1
  Income Taxes  ............................      1.7       4.7       5.4
  Gain on Disposal of Discontinued
    Premium Financing Operations,
    Net of Income Taxes.....................     36.0        --        --
                                                -----    ------    ------
  Net Income from Discontinued Premium
    Financing Operations....................    $51.3    $ 18.8    $ 21.7
                                                =====    ======    ======


   The following table sets forth certain information with respect to net assets of the discontinued premium financing operations for each of the last two years:

                                                  December 31
                                             ----------------------
                                                 1993      1992
                                                 ----      ----
                                                   (millions)
  Assets:
    Premium Financing Loans Receivable......     $--    $1,083.3
    Other Assets............................      --        32.9
						 ----   --------
                                                  --     1,116.2
                                                 ----   --------
  Liabilities:
    Short-Term Debt.........................      --       873.5
    Long-Term Debt..........................      --        26.5
    Other Liabilities.......................      --        48.9
                                                 ----   --------
                                                  --       948.9
                                                 ----   --------
  Net Assets:...............................     $--    $  167.3
                                                 ====   ========

   During 1992, Continental instituted a program to withdraw from the traditional assumed reinsurance and marine reinsurance businesses as well as the indigenous international and international marine insurance businesses. These businesses had premiums earned of $339 million and $458 million and underwriting losses of $304 million and $196 million in 1992 and 1991, respectively. Continental failed to develop a sustainable competitive advantage in these businesses as evidenced by their poor operating performances. In addition, these businesses had subjected Continental to unmanageable concentrations of exposures to catastrophes. For example, $28 million of Continental's $70 million total net loss from hurricane Andrew arose from reinsurance operations. As a result, Continental withdrew from these businesses to further concentrate Insurance Operations in their areas of competitive strength. Continental has been accomplishing this withdrawal by running off the insurance reserves of certain of these operations and selling the remaining operations. The results and net assets of the aforementioned operations have been classified in Continental's Consolidated Financial Statements as discontinued. Previously reported information has been restated accordingly.

   Discontinued Insurance Operations include Continental's subsidiaries: Continental Reinsurance Corporation (U.K.) Limited, Lombard General Insurance Limited and Lombard Insurance Company Limited, which are either expected to be sold or dissolved. Continental's subsidiaries, Continental Reinsurance Corporation International Limited ("CRC-I") and East River Insurance Company (Bermuda) Ltd. ("ERIC"), both of which are continuing entities, are managing the assets and reserves of the discontinued operations. In 1992, substantially all of the business of Continental's reinsurance subsidiary, Continental Reinsurance Corporation, was discontinued, and substantially all of its insurance reserves, along with an equivalent amount of assets, were transferred to CRC-I and ERIC. In 1993, Continental sold Unionamerica Insurance Company, Limited for $95 million in cash and $15 million face value of redeemable preferred stock.

   The traditional assumed reinsurance and marine reinsurance businesses were autonomous from Continental's primary Insurance Operations. The product, customer base and distribution system also varied significantly from Continental's primary Insurance Operations. Before discontinuance, these businesses generally included proportional and non-proportional, facultative and treaty, and property and casualty insurance and reinsurance. The primary method of reinsurance distribution was through the broker market and the customer base consisted of other insurance and reinsurance companies.

   Indigenous international insurance was comprised of risks that are located in countries outside the United States and Canada, underwritten by companies domiciled or branches licensed outside the United States or Canada, where the insured is a person or company located outside the United States or Canada. This business was generally written and reported on a monoline basis. In contrast, Continental's United States and Canadian operations focus generally on package business, and Continental's multinational operations (now included in the Specialized Commercial segment) write monoline coverage. Continental's United States and Canadian operations and multinational operations (other than Casualty) write monoline coverages, such as workers' compensation insurance, generally as an accommodation to obtain package business or as specialized coverages like railroad and surety.

   Monoline personal lines coverages, such as secure home policies, were usually distributed and marketed by savings institutions as part of a mortgage package. Thus, it was only through prearranged participation, or brokered after mortgage sales that such a product was sold.

   For commercial risks, the distribution and marketing of indigenous international insurance was primarily on a co-insurance basis taking a participation percentage from a lead underwriter. Due to this standard overseas distribution system, the nature of selling this product was vastly different from the domestic practice of more direct links to insureds. Therefore, Continental's focus was on developing relationships with the various underwriters and brokers, rather than directly marketing to the insureds' agents. The servicing of the business was also substantially different, as the claims adjusting services were not administered directly by Continental.

   The international marine business was underwritten by companies domiciled or branches licensed outside the United States and Canada. The international marine business had a different class of customer and marketing structure, which relied upon the syndication procedures used by the Institute for London Underwriting ("ILU"). The distribution and servicing of such business was also unique. The international marine operations consisted of a small group of underwriters and a collection group using third-party claims services. The ILU is an underwriting center as well as a funds clearing house for claims processing and settlement. Continental acted as a participant in part of a layer of each policy, rather than as a direct underwriter and claims servicer. Thus, systems needs and direct expenses associated with the production of business are different from Continental's domestic marine business. This difference in the method of marketing and distribution for international marine insurance substantially reduces Continental's records keeping requirements. In contrast, domestic marine insurance is underwritten in a similar manner to other domestic lines of business and has similar reporting requirements.

   The following table sets forth certain information with respect to operating results of the discontinued insurance operations for each of the last three years:



                                                 Year Ended December 31
                                               --------------------------
                                                1993       1992     1991
                                               ------     ------   ------
                                                        (millions)

  Total Revenues...........................    $282.2   $ 549.8    $585.1
  Total Expenses...........................     285.5     740.0     654.5
                                               ------   -------    ------
  Loss before Income Taxes.................      (3.3)   (190.2)    (69.4)
  Income Taxes (Benefits)..................      (0.7)     (9.7)      7.2
  Loss on Disposal of Discontinued
    Insurance Operations,
    Net of Income Taxes....................      --       (13.0)     --
                                               ------   -------    ------
  Net Loss from Discontinued Insurance
    Operations.............................    $ (2.6)  $(193.5)   $(76.6)
                                               ======   =======    ======


   The following table sets forth certain information with respect to net assets of the discontinued insurance operations for each of the last two years:


                                                      December 31
                                                ----------------------
                                                1993              1992
						----              ----
                                                       (millions)
       Assets:
       Cash and Investments...........          $1,166.5      $1,461.0
       Other Assets...................             528.4         924.3
                                                --------      --------
                                                 1,694.9       2,385.3
                                                --------      --------
       Liabilities:
       Outstanding Losses and
         Loss Expenses................           1,346.0       2,022.2
       Unearned Premiums..............               3.0          91.1
       Other Liabilities..............             261.3         128.8
                                                --------      --------
                                                 1,610.3       2,242.1
                                                --------      --------
       Net Assets:......................        $   84.6      $  143.2
                                                ========      ========


   Of the $1,346 million in Outstanding Losses and Loss Expenses at December 31, 1993, Continental currently plans the following: (1) $36 million of Outstanding Losses and Loss Expenses are recorded by operations that Continental intends to sell (these reserves are carried at their nominal amounts, in accordance with the regulations of the country where such reserves are recorded); (2) $968 million of Outstanding Losses and Loss Expenses are recorded by ERIC and CRC-I (Continental intends to run off these insurance reserves, and to support the reserves, which are carried at economic value in accordance with Bermuda law (the jurisdiction in which such reserves are reinsured), with an equal amount of earning assets held in trust by ERIC and CRC-I); and (3) $342 million of Outstanding Losses and Loss Expenses are recorded by other operations that Continental intends to run off (these reserves are carried at their nominal amounts, in accordance with the regulations of the countries where such reserves are recorded).


                       Additional Business Information

   Each of Continental's insurance segments principally provides its own claims service through internal loss-adjusting operations.
Designated employees of these operations have authority to settle claims, subject to limits on authority and, in large cases, to review by senior officers.

   Continental's Insurance Operations purchase reinsurance on certain risks which they insure, principally to (1) reduce liability on individual risks; (2) protect against catastrophe losses; (3) enable them to write additional insurance in order to diversify risks; and
(4) reduce their total liability in relation to statutory surplus. The costs of reinsurance, including catastrophe coverages, are generally increased by adverse loss experience in prior periods. (For additional information concerning Continental's reinsurance arrangements, see "Reinsurance" commencing on page 21 herein.)

   The industry as a whole has experienced underwriting losses for the past several years. These losses are generally attributable to price competition, which has prevented premium rate increases from keeping pace with losses and loss expenses, and to an unusually high level of catastrophe losses. According to A.M. Best Company's Review and Preview, which follows and reports on the industry's financial results, the industry's aggregate underwriting loss for 1993 was $23 billion.

   The underwriting profitability of property and casualty insurers is affected by many factors, including price competition; the cost and availability of reinsurance; administrative and other expenses; the incidence of natural disasters; and insurance regulators' willingness to grant increases in those rates which they control. Loss frequency and severity trends are influenced by economic factors, such as a company's business mix; inflation rates; medical cost inflation; employment levels; crime rates; general business conditions; regulatory measures; and court decisions that define and expand the risks and damages covered by insurance. The incidence of natural disasters has adversely affected the underwriting profitability primarily of multi-peril, homeowners, and fire & allied lines of business. The underwriting profitability of workers' compensation and commercial and personal automobile business is adversely affected by (1) lower price levels and higher assumed risks due to mandated participation in state involuntary programs by companies writing such business; and (2) rapidly rising medical care costs.

   Generally, Continental prices insurance coverages at levels management considers adequate in relation to costs, including anticipated claims liability. The Insurance Operations have attempted to control their costs by (1) implementing technological advances;
(2) changing their distribution systems and marketing methods; (3) instituting policies designed to increase employees' productivity; (4) changing the mix of agency and brokerage relationships; (5) reducing writings of certain less profitable classes of risks; and (6) becoming more selective in the acceptance of risks.

   An indicator of underwriting profitability of property and casualty insurers is a company's "combined ratio". The combined ratio is the sum, expressed as a percentage, of (i) the ratio of incurred losses and loss expenses to premiums earned (the "loss ratio"); and (ii) the ratio of sales commissions, premium taxes, and administrative and other underwriting expenses to premiums written (the "expense ratio"). When the combined ratio is below 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. Because the combined ratio does not reflect net investment income, which is a significant component of an insurance company's operating results, an insurance company's operating results for a line of business may be profitable even though the combined ratio for that line of business exceeds 100%. (For information concerning net investment income, see "Investment and Finance" commencing on page 22 herein.)

   The following table sets forth certain information (presented in accordance with statutory accounting practices) with respect to the underwriting results of the Insurance Operations for the commercial and personal lines of insurance written by them for each of the last three years. Information as to premiums written includes premiums on insurance policies directly written and on policies assumed from other insurers, pools and associations, in each case net of premiums ceded to others in connection with reinsurance purchased.



                                                     Year Ended December 31
                                    ----------------------------------------------------------
   Line of Business                        1993  	     1992		   1991
   ----------------                 -----------------  ------------------  -------------------
      COMMERCIAL                                  (millions, except percentages)

Multi-Peril
   Premiums Written (% of total)    $1,277.5  (28.3%)   $1,042.5  (25.8%)   $1,097.4   (28.1%)
   Premiums Earned..............    $1,232.5            $1,023.6            $1,087.3
   Loss Ratio...................        74.3%               72.3%              65.9%
   Expense Ratio................        35.3%               37.4%              39.6%
   Combined Ratio...............       109.6%              109.7%             105.5%
Workers' Compensation
   Premiums Written (% of total)    $  915.1  (20.2%)   $  879.0  (21.7%)  $  863.3    (22.1%)
   Premiums Earned..............    $  941.1            $  847.9           $  848.2
   Loss Ratio...................        94.7%              103.5%             107.6%
   Expense Ratio................        19.2%               14.7%              14.5%
   Combined Ratio...............       113.9%              118.2%             122.1%
General Liability
   Premiums Written (% of total)    $  496.1  (11.0%)   $  361.6   (8.9%)  $  259.3     (6.6%)
   Premiums Earned..............    $  459.0            $  331.3           $  274.1
   Loss Ratio...................        66.3%              69.6%               83.9%
   Expense Ratio................        27.0%              29.5%               36.1%
   Combined Ratio...............        93.3%              99.1%              120.0%
Inland/Ocean Marine
   Premiums Written (% of total)    $  323.1  (7.1%)   $  262.5    (6.5%)  $  239.0     (6.1%)
   Premiums Earned..............    $  298.3           $  263.3            $  233.6
   Loss Ratio...................        75.2%              68.3%               67.5%
   Expense Ratio................        35.6%              46.4%               34.3%
   Combined Ratio...............       110.8%             114.7%              101.8%
Automobile
   Premiums Written (% of total)    $  273.7   (6.1%)  $  297.1    (7.4%)  $  288.5     (7.4%)
   Premiums Earned..............    $  270.0           $  299.9            $  292.8
   Loss Ratio...................        71.1%              75.9%               73.3%
   Expense Ratio................        32.4%              36.9%               37.3%
   Combined Ratio...............       103.5%             112.8%              110.6%
Fidelity/Surety
   Premiums Written (% of total)    $  140.9   (3.1%)  $  120.3    (3.0%)  $  107.2     (2.7%)
   Premiums Earned..............    $  138.7           $  112.1            $  108.8
   Loss Ratio...................        42.8%              44.9%               27.7%
   Expense Ratio................        49.9%              58.2%               64.4%
   Combined Ratio...............        92.7%             103.1%               92.1%
Fire & Allied Lines
   Premiums Written (% of total)    $   77.0   (1.7%)  $   99.3    (2.5%)  $   93.8     (2.4%)
   Premiums Earned..............    $   75.9           $  101.8            $   95.0
   Loss Ratio...................        90.0%             100.0%               70.8%
   Expense Ratio................        33.4%              32.6%               43.9%
   Combined Ratio...............       123.4%             132.6%              114.7%
Other
   Premiums Written (% of total)    $  132.2   (2.9%)  $  165.8    (4.1%)  $  157.4     (4.0%)
   Premiums Earned..............    $  124.6           $  153.7            $  155.6
   Loss Ratio...................        73.0%              71.6%               86.1%
   Expense Ratio................        46.3%              48.6%               50.0%
   Combined Ratio...............       119.3%             120.2%              136.1%
Total Commercial
   Premiums Written (% of total)    $3,635.6  (80.4%)  $3,228.1    (79.9%) $3,105.9    (79.4%)
   Premiums Earned..............    $3,540.1           $3,133.6            $3,095.4
   Loss Ratio...................        77.6%              80.4%               79.6%
   Expense Ratio................        30.8%              32.2%               33.2%
   Combined Ratio...............       108.4%             112.6%              112.8%




                                                     Year Ended December 31
                                    ----------------------------------------------------------
   Line of Business                        1993                1992              1991
   ----------------                 -----------------  ------------------  -------------------
      PERSONAL                                    (millions, except percentages)

Automobile
   Premiums Written (% of total)  $  605.8  (13.4%)    $  556.3  (13.8%)   $  516.5   (13.2%)
   Premiums Earned..............  $  586.2             $  535.3            $  503.6
   Loss Ratio...................      75.3%                75.2%               78.5%
   Expense Ratio................      33.5%                36.6%               32.9%
   Combined Ratio...............     108.8%               111.8%              111.4%
Homeowners
   Premiums Written (% of total)  $  246.1  (5.5%)     $  226.6   (5.6%)   $  256.3    (6.6%)
   Premiums Earned..............  $  239.9             $  217.7            $  247.4
   Loss Ratio...................      87.9%                89.6%               71.9%
   Expense Ratio................      25.8%                29.6%               33.7%
   Combined Ratio...............     113.7%               119.2%              105.6%
Other
   Premiums Written (% of total)  $   32.9  (0.7%)     $   30.4   (0.7%)   $   32.2    (0.8%)
   Premiums Earned..............  $   32.8             $   29.4            $   31.1
   Loss Ratio...................      45.7%                89.5%               47.7%
   Expense Ratio................      26.4%                32.2%               36.3%
   Combined Ratio...............      72.1%               121.7%               84.0%
 Total Personal
   Premiums Written (% of total)  $  884.8  (19.6%)    $  813.3  (20.1%)   $  805.0   (20.6%)
   Premiums Earned..............  $  858.9             $  782.4            $  782.1
   Loss Ratio...................      77.7%               79.7%                75.1%
   Expense Ratio................      31.1%               34.5%                33.2%
   Combined Ratio...............     108.8%              114.2%               108.3%

       TOTAL INSURANCE OPERATIONS
   Premiums Written (% of total)  $4,520.4 (100.0%)    $4,041.4 (100.0%)   $3,910.9  (100.0%)
   Premiums Earned..............  $4,399.0             $3,916.0            $3,877.5
   Loss Ratio (1)...............      77.6%                80.2%               78.7%
   Expense Ratio (1)............      30.9%                32.7%               33.2%
   Combined Ratio (1)...........     108.5%               112.9%              111.9%

________________

(1) The comparable GAAP loss, expense and combined ratios for the years ended December 31, 1993, 1992 and 1991 were 77.3%, 31.9% and 109.2%;
    81.1%, 33.8% and 114.9%; and 79.6%, 35.0% and 114.6%, respectively.


   Approximately 61.4% of direct premiums written by the Insurance Operations during 1993 were written in nine states and Canada. Canada accounted for 9.9% of those premiums; New York, 9.8%; California, 8.8%; Illinois, 8.7%; New Jersey, 5.2%; Texas, 4.7%; Pennsylvania, 4.2%; Ohio, 4.2%; Florida, 3.1%; and Hawaii, 2.8%. No other state, country or political subdivision accounted for more than 2.8% of such premiums. The percentages do not reflect premiums received or paid in connection with reinsurance transactions.

   During the past several years, Continental has shifted its business mix to emphasize commercial and personal package policies and speciality commercial lines, while decreasing the amount of business generated from monoline coverages, such as monoline personal automobile insurance, that have historically proven to be unprofitable to Continental. In 1993, the loss and expense ratios for the Insurance Operations decreased 2.6 percentage points from the prior year, primarily as a result of lower net catastrophe-related charges. Underwriting results for the Insurance Operations produced statutory combined ratios for their personal and commercial lines of 108.8% and 108.4%, respectively, in 1993. These percentages reflected an improvement in personal and commercial lines from the prior year of 5.4% and 4.2%, respectively.

   Many states require property and casualty insurers to participate in "plans", "pools" or "facilities" which provide coverages for defined risks at rates required by regulators which insurers otherwise would be unwilling to underwrite in view of the nature of the risks and the claims experience of the insureds or the insurance classes of which they are members. Continental provides for its share from its participation in these pools and associations, as well as its participation in voluntary pools and associations, based upon results reported to it by these organizations. In 1993, these involuntary writings totaled approximately $228.4 million, or more than 5.1% of Insurance Operations' total premiums written. The statutory underwriting loss on this business was $67 million during 1993, accounting for approximately 16.3% of Insurance Operations' statutory underwriting loss. In 1993, 52.3%, and 47.7% of these writings were attributable to automobile and workers' compensation businesses, respectively. (For additional information concerning such pools and associations, see "Regulation" commencing on page 13 herein.)


                                 Competition

   The property and casualty insurance industry is highly competitive. Continental's Insurance Operations compete with other stock companies, specialty insurance organizations, mutual insurance companies, and other underwriting organizations. As reported by the Insurance Information Institute, an educational, fact-finding and communications organization, the property and casualty industry in the United States is comprised of approximately 900 leading insurance organizations, none of which has a market share larger than 15% and the top ten of which account in the aggregate for less than 45% of the market. Companies in the United States also face competition from foreign insurance companies and from "captive" insurance companies and "risk retention" groups (i.e., entities established by insureds to provide insurance for themselves). In the future, the industry, including Continental's Insurance Operations, may face increasing insurance underwriting competition from banks and other financial institutions.

   Based upon the 1993 edition of Best's Aggregates and Averages for the calendar year 1992, Continental's domestic property and casualty companies collectively ranked twelfth in overall premium volume among United States property and casualty insurers. In addition, such companies are among the leading twenty in such categories as commercial multi-peril, aircraft, fidelity & surety, farmowners, homeowners, fire & allied lines, workers' compensation, ocean marine and inland marine lines, and among the leading twenty-five in commercial automobile lines. Because of the relatively large size and underwriting capacity of Continental's property and casualty companies, many opportunities are available to them that are not available to smaller companies.

   The competitive focus of Continental's Insurance Operations is to
(1) offer combinations of superior products, services and premium rates; (2) distribute their products efficiently; and (3) market them effectively. Reliance upon these factors varies from line to line of insurance and from product to product within lines of insurance. Rates are not uniform for all insurers and vary according to the respective types of insurers and methods of operation. Continental's Insurance Operations have traditionally marketed their products principally through independent agents and brokers. This system of marketing is facing increased competition from financial institutions and other companies that market their insurance products directly to the consumer. In response to this competition, Continental has implemented several programs designed to develop a more concentrated and productive agency and brokerage force by eliminating duplication of functions, terminating producers of unprofitable business and providing added incentives and improved support to its more productive producers. Such incentives include assurances of continuing representation; expanded promotional and marketing assistance; specialized account handling; training; and, in certain cases, financial assistance in connection with agency and brokerage expansion. Consequently, Continental's Insurance Operations have, over the past several years, placed computer terminals with many of their most productive producers, which permit producers to transmit information directly to Continental's computer centers and to receive policies, endorsements and other personal lines services overnight. In response to market conditions, Continental has also developed package personal and commercial policies for customers having standard risk exposures, customized products for certain classes of business and industries, and a strong distribution network comprised largely of selected producers with professional sales skills and product knowledge in Continental's targeted markets.

                                 Regulation

   Continental's property and casualty companies are subject to regulation by government agencies in the states and foreign jurisdictions in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve the establishment of premium rates for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; limitations on types of investments; restrictions on the size of risks which may be insured by a single company; licensing of insurers and their agents; deposits of securities for the benefit of policyholders; approval of policy forms; methods of accounting; mandating reserves for losses and loss expenses; and filing of annual and other reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

   Most states also require property and casualty insurers to become members of insolvency associations or guaranty funds, which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the associations must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary generally between 1% and 2% of annual premiums written by a member in that state.

   Continental's insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of incorporation, which limit the amount of dividends and other distributions that those subsidiaries may pay to Continental. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory insurance accounting practices. Some restrictions require that dividends, loans, and advances in excess of stated levels be approved by state regulatory authorities. During 1993, Continental's insurance subsidiaries paid it $120 million in dividends. Recently, several states in which these insurance subsidiaries are domiciled enacted more stringent dividend restrictions based on percentages of surplus and net income from operations. These restrictions will, under certain circumstances, significantly reduce the maximum amount of dividends and other distributions payable to Continental by its insurance subsidiaries without approval by state regulatory authorities. To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions. Under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its insurance subsidiaries during the year ending December 31, 1994 without regulatory approval is estimated to be $304 million. (See Note 10 to Consolidated Financial Statements included in Continental's 1993 Annual Report to Shareholders.) Continental anticipates that dividends from its insurance subsidiaries, together with cash from other sources, will enable it to meet its obligations for interest and principal payments on debt, corporate expenses, declared shareholder dividends and taxes in 1994.

   Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Some form of universal health care may be enacted in the near future. The effect of such a system on certain of Continental's lines of business, including workers' compensation and automobile insurance, could be significant, although any such potential effect cannot presently be evaluated. Other current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, the extension or modification of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in 1994, pension regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance for air carriers, and air carrier and automobile safety regulations. (For information concerning matters relating to environmental claims, see "Reserves for Unpaid Losses and Loss Expenses" commencing on page 15 herein.) In view of financial difficulties in the savings and loan and banking industries and recent insurance insolvencies, several congressional inquiries are considering the adequacy of existing state regulations related to the financial health of insurance companies. In addition, congressional committees are currently reviewing the McCarran-Ferguson Act of 1945, which presently provides a limited exemption from federal antitrust laws for the "business of insurance". A number of states have repealed or are reviewing their statutory exemptions for the "business of insurance" from their antitrust laws. Continental believes that some cooperative activity among insurers is essential for a sound industry and is in the public interest, but that limitation or elimination of the McCarran-Ferguson or state statutory antitrust exemptions would not have a significant effect upon Continental's financial results.

   The National Association of Insurance Commissioners ("NAIC") has developed several proposals to strengthen the existing state regulatory system, including uniform accreditation of state insurance regulatory systems; limitations on the payment of dividends by property and casualty insurance companies; adoption of risk-based capital standards; actuarial certification of reserves; and independent audits of insurer financial statements. Adoption of these proposals will be on a state-by-state basis. Continental favors stronger solvency standards, but recognizes that more regulation, at either the state or federal level, will increase the cost of providing insurance coverage. In the fourth quarter of 1993, the NAIC adopted a risk based capital ("RBC") standard for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate.
The NAIC developed a model law which can be adopted on a state-by-state basis and may be applied, if adopted by the relevant state regulatory authorities, to Continental's 1994 statutory financial statements. Based upon the RBC standards developed by the NAIC as applied to Continental's 1993 statutory financial statements, Continental believes that its insurance subsidiaries have sufficient levels of capital for their respective operations.

   Insurance companies, including Continental's property and casualty companies, are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability; environmental damage; and employee benefits, including pensions, workers' compensation and disability benefits. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in short-term adverse effects on the profitability of various lines of insurance. Longer-term adverse effects on profitability can be minimized, when possible, only through repricing of coverages or limitation or cessation of the affected business.

   A Continental subsidiary has been involved in continuing disputes with the State of New Jersey concerning such subsidiary's ultimate share of the residual private passenger automobile insurance market during 1984-1993. The lawsuit filed by the New Jersey State Attorney General's office in 1990 against this subsidiary and thirteen other servicing carriers of the now-defunct New Jersey Joint Underwriting Association ("JUA") for recovery of alleged residual market deficits from 1984 to 1988 was settled in 1992. Also in 1992, the State commenced proceedings to recover penalties it assessed against certain carriers participating in the JUA's residual automobile market successor, the Market Transition Facility ("MTF"). Those proceedings and all of the penalty assessments were dismissed by the New Jersey Supreme Court in 1993. Also in 1993, the State announced the first statutory assessment for the deficit of the now-discontinued MTF; Continental's subsidiary's market share was approximately 2%, or approximately $10 million, of such first year deficit. As part of the 1992 JUA settlement, Continental's subsidiary paid $3.5 million; and an additional $6 million to the State with respect to such subsidiary's ultimate MTF deficit assessment. As a result, Continental's subsidiary's first year MTF deficit was reduced to approximately $4 million. That amount has been paid into court pending the resolution of an American Insurance Association legal challenge to the assessments filed on behalf of all affected New Jersey insurers.

   Reinsurers and international insurance companies are subject to licensing requirements and other regulation in the jurisdictions in which they do business. United States regulation of licensed reinsurers is similar to the regulation of domestic property and casualty insurers, except that regulation of reinsurers does not extend to rates, policy forms, or, generally, participation in insolvency funds. Countries outside of the United States have varying levels of regulation of insurance and reinsurance companies.

                Reserves for Unpaid Losses and Loss Expenses

   Continental's insurance subsidiaries establish reserves to cover their ultimate liability for losses and loss expenses with respect to reported and unreported claims incurred (except as noted below with respect to "environmental claims") as of the end of each accounting period, after taking into effect salvage and subrogation claims. In establishing such reserves with respect to the period then ended, loss reserves recorded in prior periods are updated to reflect improved estimates of ultimate losses and loss expenses as actual experience develops and payments are made.

   The losses and loss expense reserves of Continental's insurance subsidiaries are estimates of the ultimate liability determined by using both individual case-basis estimates on reported claims and statistical projections. The statistical projection models reflect changes in the volume of business written, as well as claim frequency and severity. Adjustments to these models are also made for changes in the mix of business, claims processing and other items which affect the development patterns over time. Such statistical projections of ultimate net costs are used to adjust the amount estimated for individually established case reserves, as well as to establish estimates for the amount needed for unreported claims.

   For more mature accident years, inflation is implicitly considered in such projections based on actual patterns of reported claims, loss payments and case-basis reserves. For relatively immature accident years, in addition to actual loss patterns, explicit assumptions are made for changes in claim severity and frequency based on the type of claims, nature of the related risks, industry trends and related cost indices.

    Continental's reserves for losses and loss adjustment expenses include reserves for reported "environmental claims" (as such term is described in the next succeeding paragraph). The table on page 17 sets forth information regarding the amounts of these reserves at December 31, 1993, 1992 and 1991 and payments of losses and loss expenses on such claims in each of those years. These reserves represent Continental's estimates of the probable ultimate cost to resolve such reported claims, either through settlement, litigation or alternative dispute resolution. The amounts in the table reflect gross and net undiscounted estimated liability, and do not include any reserves for unreported claims. (For information concerning reinsurance relating to environmental claims, see "Reinsurance" commencing on page 21 herein.) Such reserves incorporate factors specifically relevant to environmental claims, including the nature and scope of policy coverage; the number of claimants, defendants and co-insurers; the timing and severity of injuries or damage; and the relevant jurisdiction and case law. Continental has managed its environmental claims from its centralized Environmental Claims Department since 1981. Continental believes that its centralized approach to handling environmental claims gives Continental the best practicable ability to determine its liability.

  Continental employs what it believes to be a broad definition of "environmental claims" to classify those types of claims which are handled out of its centralized Environmental Claims Department. "Environmental claims" include claims or lawsuits, for which coverage is alleged, arising from exposure to hazardous substances or materials originating from a site, which is the subject of an investigation or cleanup pursuant to state or federal environmental legislation; claims or lawsuits involving allegations of bodily injury or property damage arising out of the discharge or escape of a pollutant or contaminant; and claims or lawsuits alleging bodily injury or property damage as a result of exposure over a period of time to products or substances alleged to be harmful or toxic. Claims falling under the above categories are classified into two general claim types: (1) asbestos-related and other toxic torts; and (2) environmental pollution. The nature of Continental's business that has resulted in these claim-types is addressed below.

  Continental has not marketed nor been in the business of providing environmental pollution coverages, with the exception of a program which was in effect from 1981 to 1985, which provided such coverage on a claims-made basis. There are currently three claims pending under policies written under this program, for which Continental has established case reserves which reflect Continental's estimate of the probable ultimate cost of these claims. The allowable reporting period under all policies written under this program has expired.

  The 1980 enactment of CERCLA, as well as similar state statutes, resulted in environmental pollution claims brought thereafter under standard form general liability policies. While most environmental pollution claims have arisen out of policyholders' obligations under federal and state regulatory statutes, claims have also been brought against policyholders by private third-parties, alleging pollution-related property damage and/or bodily injury. Consistent with the broad range of entities which may become subject to designation as "Potentially Responsible Parties" under state and federal environmental statutes, insureds presenting such claims for coverage under general liability policies span a broad spectrum of commercial policyholders. Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of Continental's, and the industry's, standard form general liability policies written prior to 1986 have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Policies written after 1986 have not been subject to such wide-ranging challenges by policyholders and/or differing interpretations by the courts. Continental has consistently maintained in coverage litigation that its general liability policies did not provide coverage for environmental pollution liability.

  Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-product exclusions were included in general liability policies. Asbestos-related bodily injury litigation developed during the late 1970's. Initially, the majority of defendant-insureds making claims under general liability policies were involved in the mining, processing, distribution and sale of raw asbestos. By 1985, the category of defendants grew to include companies which produced a variety of products containing asbestos, including roofing materials, tile, refractory products, asbestos-containing clothing, and brake and clutch friction products. Continental had written primary general liability coverage for only two major asbestos manufacturers, and had settled all liabilities under those policies by 1989. Continental had written excess insurance coverage for several other asbestos manufacturers. In addition, Continental had written primary general liability coverage for companies which produce products containing asbestos.

  Claims which fall in the other toxic tort category have generally arisen out of product liability coverage under general liability policies. These claims involve a variety of allegations of bodily injury as a result of exposure over a period of time to products alleged to be harmful or toxic, such as silica, lead-based paint, pesticides, dust, acids, gases, chemicals, silicone breast implants and pharmaceutical products.

  Typically, the time period of coverage provided by Continental for all of the above claim-types represents a portion of the overall coverage available to a policyholder to pay these claims. Whenever appropriate, Continental actively seeks out opportunities to participate in cost-sharing agreements with other insurance carriers, stipulating to an equitable allocation of expenses and indemnity payments. Cost-sharing agreements are presently in effect with respect to a large majority of Continental's policyholders involved in asbestos and other toxic tort litigation.

  As of December 31, 1993, there were approximately 3,600 pending environmental pollution claims involving approximately 800 policyholders, and environmental pollution-related coverage disputes involving approximately 290 policyholders in 340 actions. Approximately 1,550 environmental pollution claims closed or settled during 1993. Continental defines a "claim" as a reserved file which represents the potential financial exposure to a policy year based on an analysis of relevant factors, and which arises out of a policyholder's potential liability at a single site or multiple sites.

  A three-year asbestos-related, other toxic tort and environmental pollution loss reserve activity analysis is set forth below:


                     Asbestos-Related, Other Toxic Tort
                     and Environmental Pollution Claims

                                                Year Ended December 31 (1)
                                           ---------------------------------
                                           1993           1992          1991
                                           ----           ----          ----
                                                       (millions)

Asbestos-related and
Other Toxic Tort Claims:
  Gross Reserves as of January 1 . . . .   $ 85.6        $ 76.8       $ 49.7
  Gross Incurred Losses and
    Loss Adjustment Expenses . . . . . .     46.0          45.0         66.1
  Gross Payments for Losses and Loss
    Adjustment Expenses. . . . . . . . .    (40.3)        (36.2)       (39.0)
                                           ------        ------       ------
  Gross Reserves as of December 31 . . .   $ 91.3        $ 85.6       $ 76.8
                                           ======        ======       ======

Environmental Pollution Claims:
  Gross Reserves as of January 1 . . . .   $161.5        $144.9       $ 93.7
  Gross Incurred Losses and Loss
    Adjustment Expenses. . . . . . . . .     68.7          64.2        103.2
  Gross Payments for Losses and
    Loss Adjustment Expenses . . . . . .    (58.0)        (47.6)       (52.0)
                                           ------        ------       ------
  Gross Reserves as of December 31 . . .   $172.2        $161.5       $144.9
                                           ======        ======       ======

Gross Claims Reserves as
of December 31:
  Asbestos-related and Other
    Toxic Tort . . . . . . . . . . . . .   $ 91.3        $ 85.6       $ 76.8
  Environmental Pollution. . . . . . . .    172.2         161.5        144.9
  Less Reinsurance . . . . . . . . . . .   (105.3)       ( 79.5)      ( 58.2)
                                           ------        ------       ------
Net Claims Reserves
  as of December 31. . . . . . . . . . .   $158.2        $167.6       $163.5
                                           ======        ======       ======

___________________________

(1) Prior years' information has been restated to reflect accounting for Continental's traditional assumed reinsurance and marine reinsurance businesses and indigenous international and international marine insurance businesses as discontinued operations. See "Discontinued
     Operations"  commencing on page 6 herein.


  As of December 31, 1993, Continental's gross loss and loss adjustment expense reserves for reported asbestos-related, other toxic tort and environmental pollution claims included gross loss adjustment expense reserves of $54.4 million, or 21% of such total reserves (as of December 31, 1992, $55.0 million, or 22% of such total reserves). The amount of Continental's gross loss adjustment expense reserves for reported asbestos-related, other toxic tort and environmental pollution claims, as of December 31, 1993, constituted less than 5% of Continental's total gross loss adjustment expense reserves.

  Continental does not establish reserves for unreported asbestos-related, other toxic tort and environmental pollution claims because of significant uncertainties, which do not allow liabilities to be reasonably estimated. Such uncertainties include difficulties in determining the frequency and severity of such potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language. The changes in the last three years in Continental's estimates of its liability for insured events of prior years are set forth in the Components of Reserve Development table on page 21 herein. At this time, the future financial impact of unreported asbestos-related, other toxic tort and environmental pollution claims can not be reasonably estimated, and no assessment can be made with respect to the ultimate impact thereof on Continental's results of operations or financial condition in the future.

  The actuarial profession is addressing unquantifiable liabilities (e.g., unreported asbestos-related, other toxic tort and environmental pollution claims) and is in the initial stage of developing standards, but has not yet scheduled publication of a discussion draft. Other uncertainties may be clarified through the debate, extension or modification of CERCLA in 1994. These developments will continue to be monitored and assessed by Continental.

  In accordance with individual state insurance laws, certain of the property and casualty subsidiaries discount certain workers' compensation pension reserves. The rate of discount varies by jurisdiction and ranges from 3.0% to 5.0%. The statutory discount on workers' compensation reserves at December 31, 1993, 1992 and 1991 is $525 million, or 7.9% of statutory reserves; $522 million, or 8.0% of statutory reserves; and $505 million, or 7.7% of statutory reserves, respectively. The discount includes an additional discount on the reserves at December 31, 1993, 1992 and 1991 for incurred but not reported claims of $127 million, $187 million and $185 million, respectively, for losses reported to Continental through its participation in joint reinsurance pools. In addition, for the purpose of reporting on a generally accepted accounting principles basis, these subsidiaries have discounted workers' compensation pension reserves since 1984 at a rate of 7% to reflect assumed market yields. Discounting at a rate of 7% in 1993, 1992 and 1991 reduced total reserves for losses at the end of such years by $696 million, or 10.5%; $693 million, or 10.6%; and $676 million, or 10.3%, respectively. As a result of the discounting of such reserves, the ultimate net cost of the losses would, without taking other factors into account, be projected to exceed the amount of the carried reserves by the amount of the discount. The total amount of this excess will emerge as current year incurred losses develop over many years. If such excess had been reflected in the table on page 19 as development of prior year reserves, it would have added $20 million, or 0.4%; $35 million, or 0.6%; and $44 million, or 0.7%, respectively, to the 1992, 1991 and 1990 cumulative deficiencies as of December 31, 1993. However, the yields on these subsidiaries' investment portfolios have historically been greater than the discount rate, and any deficiency due to the discounting of such reserves should be more than offset by investment income.

  The table on page 19 shows the annual adjustment to historical reserves for each year since 1983. The reserves for unpaid losses and loss expenses are set forth on a cumulative basis for the year specified and all prior years. Although amounts paid for any year are reflected in the re-estimated ultimate net loss at the end of such year, there is no direct correlation in the development patterns between the two portions of the table because the re-estimated ultimate net loss includes adjustments for unpaid losses and loss expenses as well. Finally, an adjustment to an unpaid claim for a prior year will also be reflected in the adjustments for all subsequent years. For example, an adjustment made in 1989 for 1983 loss reserves will be reflected in the re-estimated ultimate net loss for each of the years 1984 through 1988.

              Ten-Year Loss Development Presented Net of Reinsurance
                     With Supplemental Gross Data (1)(2)(3)

                       1983     1984     1985       1986      1987      1988     1989      1990      1991      1992      1993
                       ----     ----     ----       ----      ----      ----     ----      ----      ----      ----      ----
                                                                (millions)

NET LIABILITY AS OF
END OF YEAR..........$2,861.7 $2,946.6  $3,464.4  $4,038.9  $4,686.3  $5,339.5 $6,045.0  $5,963.1  $5,901.9  $5,806.5 $5,915.8

PAID AS OF:
One Year Later.....  1,040.1  1,114.9   1,386.6   1,407.5   1,558.0   1,754.0  2,030.1   2,073.1   2,225.1   2,013.7
Two Years Later....  1,582.3  1,813.8   2,152.1   2,295.6   2,591.6   2,876.0  3,388.2   3,381.7   3,411.3
Three Years Later..  2,011.2  2,284.5   2,727.4   2,940.3   3,292.2   3,688.5  4,331.9   4,240.8
Four Years Later...  2,295.5  2,648.9   3,157.6   3,399.2   3,810.8   4,270.7  4,942.3
Five Years Later...  2,536.7  2,929.6   3,461.1   3,756.0   4,191.0   4,659.6
Six Years Later....  2,734.0  3,117.9   3,709.0   4,022.3   4,429.9
Seven Years Later..  2,876.7  3,299.6   3,907.8   4,185.4
Eight Years Later..  3,013.2  3,449.8   4,031.4
Nine Years Later...  3,144.6  3,552.7
Ten Years Later....  3,240.9

NET LIABILITY RE-ESTIMATED
  AS OF:

End of Year........  2,861.7  2,946.6   3,464.4   4,038.9   4,686.3   5,339.5  6,045.0   5,963.1   5,901.9   5,806.5   $5,915.8
One Year Later.....  2,879.9  3,149.9   3,512.2   4,080.8   4,810.5   5,444.7  6,066.6   6,059.6   6,027.2   5,807.6
Two Years Later....  3,005.8  3,229.7   3,704.0   4,293.8   4,972.3   5,466.4  6,167.3   6,111.2   6,073.1
Three Years Later..  3,063.4  3,395.3   3,958.1   4,499.1   5,021.4   5,584.3  6,284.8   6,171.5
Four Years Later...  3,204.5  3,551.4   4,170.9   4,558.7   5,145.4   5,649.4  6,404.6
Five Years Later...  3,289.3  3,687.4   4,263.6   4,688.2   5,182.1   5,720.2
Six Years Later....  3,385.1  3,760.3   4,392.0   4,772.8   5,220.4
Seven Years Later..  3,434.8  3,861.5   4,510.3   4,814.9
Eight Years Later..  3,536.3  3,948.5   4,550.9
Nine Years Later...  3,635.4  3,975.2
Ten Years Later....  3,685.2

NET CUMULATIVE
DEFICIENCY............ 823.5   1,028.6   1,086.5    776.0     534.1     380.7     359.6    208.4     171.2       1.1   --

GROSS LIABILITY AS OF
  END OF YEAR........                                                                                        9,066.2  9,068.7

REINSURANCE
RECEIVABLES..........                                                                                        3,259.7  3,152.9

NET LIABILITY AS
OF END OF YEAR.......                                                                                        5,806.5  5,915.8

GROSS RE-ESTIMATED
LIABILITY -
LATEST...............                                                                                        8,809.6

RE-ESTIMATED
RECOVERABLE -
LATEST...............                                                                                        3,002.0

NET RE-ESTIMATED
LIABILITY -
LATEST...............                                                                                        5,807.6

GROSS CUMULATIVE
DEFICIENCY
(REDUNDANCY)
(4)..................                                                                                         (256.6)

 (1) Information for each year from 1983 - 1991 has been restated to reflect accounting for Continental's traditional assumed reinsurance and marine reinsurance businesses and indigenous international marine insurance businesses as discontinued operations. See
      "Discontinued Operations" commencing on page 6 herein.

 (2) The reserves of foreign subsidiaries are translated into United States dollars at the exchange rates as of each year-end. Foreign exchange factors tend to improve or adversely affect the reserve development (ultimate loss as compared to initial estimated liability) of foreign subsidiaries depending upon the relative movement of the exchange rates.

 (3)  Excluding title companies' reserves.

 (4) The gross reserves include direct written business and assumed business. In 1993, Continental commuted a reinsurance agreement, which had the effect of decreasing assumed business and reinsurance receivables by $208 million, but did not affect net reserves.
      This commutation pertains to certain business arising in 1992 and prior years.



           Reconciliation of Net Reserves for Losses and Loss Expenses
       from a Statutory Accounting Principles Basis to a Generally Accepted
               Accounting Principles Basis for the Last Two Years
                           With Supplemental Gross Data

                                                         1993      1992
                                                         ----      ----
                                                            (millions)

Total Net Statutory Reserves.......................... $7,029.0  $7,339.0
Less: Net Reserves of Discontinued Operations.........    936.6   1,355.2
                                                       --------  --------
Net Statutory Reserves of Continuing Operations.......  6,092.4   5,983.8
Adjustments to a Generally Accepted Accounting
  Principles Basis, Principally Discounting of
  Workers' Compensation Pension Reserves..............   (176.6)   (177.3)
                                                       --------  --------
Net Reserves on a Generally Accepted
  Accounting Principles Basis.........................  5,915.8   5,806.5
Reinsurance Receivables...............................  3,152.9   3,259.7
						       --------  --------
Gross Reserves on a Generally Accepted
  Accounting Principles Basis......................... $9,068.7  $9,066.2
                                                       ========  ========


                Reconciliation of Net Reserves for Losses and Loss
                        Expenses for the Last Three Years
                         With Supplemental Gross Data (1)

                                                1993       1992      1991
                                              --------  ---------  --------
                                                        (millions)

Net Reserves as of January 1...............   $5,806.5   $5,901.9  $5,963.1
Incurred Related to:
   Current Year............................    3,413.0    3,036.3   2,986.5
   Prior Years.............................        1.1      125.3      96.5
                                              --------   --------  --------
Total Incurred.............................    3,414.1    3,161.6   3,083.0
                                             ---------   --------  --------
Paid Related to:
   Current Year............................    1,291.1    1,031.9   1,071.1
   Prior Years.............................    2,013.7    2,225.1   2,073.1
                                              --------   --------  --------
Total Paid.................................    3,304.8    3,257.0   3,144.2
                                              --------   --------  --------
Net Reserves as of December 31.............    5,915.8    5,806.5  $5,901.9
                                              ========   ========  ========
Reinsurance Receivables....................    3,152.9    3,259.7
                                              --------   --------
Gross Reserves.............................   $9,068.7   $9,066.2
                                              ========   ========
__________________________

(1) 1991 information has been restated to reflect accounting for Continen-tal's traditional assumed reinsurance and marine reinsurance businesses
    and	indigenous international and international marine insurance
    businesses as discontinued operations. See "Discontinued Operations" commencing on page 6 herein.

     The following table shows the changes in the last three years in Continental's estimates of its liability for insured events of prior years, including the extent to which such changes relate to asbestos-related, other toxic tort and environmental pollution claims:


                        Components of Reserve Development
                           For the Last Three Years (1)


                                            Reserve Increase (Decrease)
                                                  at December 31
			                   ------------------------------
                                             1993     1992       1991
                                           -------    ------     --------
                                               (net basis, millions)

Asbestos-related and Other
  Toxic Tort........................        $22.4    $ 33.3      $ 42.6
Environmental Pollution.............         33.5      47.6        66.4
                                            -----    ------      ------
Subtotal............................         55.9      80.9       109.0
All Other...........................        (54.8)     44.4       (12.5)
                                            -----    ------      ------
Total...............................        $ 1.1    $125.3      $ 96.5
                                            =====    ======      ======
__________________________


(1) Prior years' information has been restated to reflect accounting for Continental's traditional assumed reinsurance and marine reinsurance businesses and indigenous international and international marine insurance businesses as discontinued operations. See "Discontinued Operations" commencing on page 6 herein.


  The increases in Continental's estimate of its liabilities for insured events of prior years for total asbestos-related, other toxic tort and environmental pollution claims during each of the years 1993, 1992 and 1991 was 1.6%, 2.6% and 3.5%, respectively, of
Continental's net reported incurred losses and loss expenses for such years.


                                 Reinsurance

  In the ordinary course of business, Continental cedes business to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not
relieve Continental of its obligations to its insureds.   Continental
reviews the creditworthiness of its reinsurers on an ongoing basis. To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers which do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning these reinsurance claims. In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes these net recoveries to be probable. (See Note 6 to Consolidated Financial Statements included in Continental's 1993 Annual Report to Shareholders for additional information regarding reinsurance.)

  Continental has in place various reinsurance arrangements with respect to its current operations. These arrangements are subject to retentions, coverage limits and other policy terms. Some of the principal treaty arrangements which are presently in effect are: (1) an excess-of-loss treaty reducing Continental's liability on individual property losses; (2) a blanket casualty program reducing Continental's liability on third party liability losses; (3) a clash casualty program reducing Continental's liability on multiple insured/single event losses; and (4) a property catastrophe program, with a net retention of $50 million in 1993, increased from $20 million in 1992, reducing its liability from catastrophic events. Continental also uses individual risk facultative and other facultative agreements to further reduce its liabilities. In 1993, Continental's gross incurred losses from catastrophic events were $166 million, and its net incurred losses from catastrophic events were $153 million. Included in both gross and net incurred catastrophe losses in 1993 is a $44 million loss from the March east coast blizzard.

  Continental also has in place, for future potential adverse reserve development, an aggregate excess-of-loss reinsurance contract with a full limit of $400 million. This agreement was purchased from National Indemnity Company. It covers losses and allocated loss expenses for 1991 and prior policy years. The business covered includes all lines of business written by Continental's domestic property and casualty insurance subsidiaries, with specific exclusions for nuclear exposure, war risks, business written through the Workers' Compensation Reinsurance Bureau and involuntary market pools, insolvency and guarantee fund assessments, taxes, unallocated loss adjustment expenses, and extra-contractual obligations.

  Continental does not maintain any reinsurance arrangements whose coverage is limited solely to asbestos-related, other toxic tort and environmental pollution claims. The amounts of reinsurance receivables and recoverables that are reflected in Continental's Consolidated Financial Statements arose under a variety of reinsurance arrangements put in place generally from 1963 through 1986, which generally are the years in which Continental's general liability policies were alleged to provide coverage for those types of claims. As most of Continental's reserves for asbestos-related, other toxic tort and environmental pollution claims have arisen out of general liability policies written prior to 1986 (after which such policies have not generally been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions), a majority of reinsurance receivables and recoverables arising out of such claims in 1991, 1992 and 1993 related to reinsurance arrangements put into place prior to 1986. These reinsurance arrangements include primary casualty treaty arrangements, excess of loss and umbrella casualty treaty arrangements, property treaty arrangements and various facultative agreements.


                           Investment and Finance

  Reserves and surplus balances constitute a pool of funds which are invested by insurance companies. Investment results combined with underwriting results produce operating income or losses.
Continental's overall operating results in the insurance business are significantly affected by the performance of its investment portfolio.

  The following table sets forth the investment results of Continental and its subsidiaries for each of the past three years:


                  Average      Net Investment   Current    Realized
Year         Investments(1)(3) Income (2) (3)  Yield(3) Capital Gains(3)
- ----         ----------------- --------------  -------- ----------------
                            (millions, except percentages)

1993........   $8,817.0           $542.3          6.2%       $124.5

1992........   $8,314.4           $589.9          7.1%       $215.6

1991........   $8,009.7           $637.2          8.0%       $111.2

____________

(1) Average of investments at beginning and end of calendar year, excluding operating cash, but including cash equivalents. Bonds and redeemable preferred stocks are reported at market, except for those investments intended to be held to maturity, which are reported at cost.

(2) Net investment income after deduction of investment expenses, but before realized capital gains and applicable income taxes.

(3) Certain reclassifications, primarily for discontinued operations, have been made to the prior years' financial information to conform to the 1993 presentation.


  Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations. It is Continental's objective to maximize real economic surplus by actively managing all investable assets to ensure a maximum after-tax "total return". The total return concept employs an integrated approach of tailoring investment strategies to ensure proper asset/liability management. An asset/liability study is performed by management to determine the ideal duration of the investment portfolio, taking into consideration the optimal risk and return preferences of management.

  Continental continually monitors the mix between its fixed maturities and equity securities portfolios. It is management's preference to limit equity investments to a percentage of economic surplus. This equity limit is further reduced by any current commitments to "high yield" bonds and non-dollar bonds supporting dollar-based activities. Considering risk and return parameters, common stock commitments have been limited to no more than 100% of Continental's property and casualty statutory surplus. The percentage of Continental's consolidated property and casualty statutory surplus invested in common stocks at the end of each of the past three years has ranged between 33% and 39%, and at the end of 1993, was approximately 33%.

  Fixed maturities are further managed to ensure maximum profitability by balancing the portfolio between taxable and tax-exempt securities. Continental also uses international investment programs to match its non-dollar business exposures and to enhance the risk and return parameters of the portfolio backing its U.S.-based business.

  All investments are made in accordance with applicable state investment laws; further, Continental employs strict internal guidelines limiting its investments in any particular issue and in any particular industry. Continental also maintains short-term investments and cash equivalents for the current and anticipated near-term liquidity needs of its operations. When maximizing total return, management recognizes that some capital losses are inevitable.

  Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Standard & Poor's rating of AA+ (or its Moody's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $6,916 million at December 31, 1993 (compared with a fair value of $6,240 million at December 31, 1992) and included mortgage-backed securities with a fair value of $1,270 million and an amortized cost of $1,255 million at December 31, 1993 (compared with a fair value of $1,338 million and an amortized cost of $1,300 million at December 31, 1992). Continental's mortgage-backed securities have an average Standard & Poor's rating of AAA (or its Moody's equivalent) and an average of life of 6.0 years. Continental has an insignificant investment in collateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate.

  At December 31, 1993, Continental's bond portfolio classified by Moody's rating was as follows:

                                              Percentage of
                                                  Bond
                 Moody's Rating                 Portfolio
               ------------------             -------------
            Aaa........................            62.0%
            Aa.........................            15.7
            A..........................            11.2
            Baa........................             9.6
            Below Baa..................             1.5
                                                  -----
                                                  100.0%

  At December 31, 1993, the fixed maturities portfolio included an insignificant amount of securities, the fair value of which is expected to be lower than its carrying value for more than a temporary period; such investments have been recorded in Continental's Consolidated Balance Sheets at their net realizable value.

  Continental also maintains an equity securities portfolio, the fair value of which was $759 million at December 31, 1993. At December 31, 1993, Continental also had a $112 million investment in privately-placed direct mortgages, which are included in "Other Long-Term Investments" in Continental's Consolidated Balance Sheets.

  The NAIC is currently developing an Investments of Insurers Model Act, which, if adopted by state regulatory authorities, would establish uniform limitations upon the type and amounts of investments insurers may hold. Based upon the current proposals of this Model Act, which are subject to review and change, Continental does not believe a uniform standard would significantly affect the current investment mix or operations of its insurance subsidiaries.

  Unrealized appreciation on investments available-for-sale increased $170 million, before income taxes, from December 31, 1992. Unrealized appreciation on fixed maturities increased $152 million. Unrealized appreciation on common stocks decreased $1 million, while unrealized appreciation on nonredeemable preferred stocks increased $11 million. Unrealized appreciation on other long-term assets increased $8 million. In addition, unrealized appreciation on investments held by discontinued operations increased $15 million, before income taxes, from December 31, 1992.

  In recent years, a small portion of Continental's investment funds has been committed to alternative areas of investment (i.e., other than Continental's traditional areas). Continental currently invests in alternative areas including venture capital partnerships, high-yield bonds, international diversification investments and emerging markets. As of December 31, 1993, the total investment in these areas represented less than 5% of Continental's investment portfolio.

  Continental, through its former participation in the Municipal Bond Insurance Association, issued guarantees of financial obligations. During 1986, this association was reorganized as a corporation named
MBIA, Inc.   Continental's net par value exposure at December 31,
1993 on guarantees issued before the reorganization is $1.4 billion (1992 - $1.7 billion), all of which has been reinsured by MBIA, Inc. In addition, Continental has issued financial guarantees of limited partners' obligations, municipal lease obligations, industrial development bonds and other obligations. Continental's net par value exposure on these guarantees at December 31, 1993 was $151.0 million (1992 - $173.0 million). The maturity dates of these obligations range between one and twelve years. Continental continually monitors its exposure relating to financial guarantees. Continental does not believe that its exposures relating to financial guarantees are material.

                                Miscellaneous

  In 1992 and 1993, Continental sold a total of $350 million in Notes (which provided $346 million to Continental, net of offering and underwriting costs) under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission. During 1993, Continental used $282 million of net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term borrowings. Continental intends to sell an additional $50 million of debt securities under its existing shelf registration and to register for the sale of up to an additional $100 million of debt securities. Continental plans to use the net proceeds from these sales to further reduce its short-term borrowings.

  As of December 31, 1993, Continental and its subsidiaries had approximately 12,255 employees, compared with 13,100 at December 31, 1992. Continental and its subsidiaries consider their employee relations to be satisfactory.


Item 2. Properties

  Continental's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by Continental's subsidiaries:

                              Amount of Building
                              Owned and Occupied
                                 or Leased by
                                 Continental's
                          Size   Subsidiaries
                       (in square (in square
Location                feet) (1)    feet)   Principal Usage    Operations
- ---------------------  ---------- --------- ------------------- ----------
180 Maiden Lane,        1,091,570  572,514  Principal Executive Corporate/
New York, New York(2)                       Offices of          Insurance
                                            Continental         Operations/
                                                                 Asset
                                                                 Management

1 Continental Drive,      490,993  490,993  Property, Casualty  Insurance
Cranbury, New Jersey                        Insurance Offices   Operations

200 S. Wacker Drive,      336,390  245,466  Property, Casualty  Insurance
Chicago, Illinois                           Insurance Offices   Operations

1111 E. Broad St.,        197,537  197,537  Property, Casualty  Insurance
Columbus, Ohio                              Insurance Offices   Operations

1100 Ward Avenue,         186,492   97,831  First Insurance     Insurance
Honolulu, Hawaii(2)                         Company of Hawaii,  Operations
                                            Ltd. Headquarters

333 Glen Street,          158,700  158,700  Property, Casualty  Insurance
Glens Falls, New York                       Insurance Offices;  Operations
                                            Residual Market
                                            Center

3501 State Highway        129,965  129,965  Data Processing     Systems
No. 66, Neptune,                            Facilities
New Jersey
- -----------------------

(1)  Represents the amount of space owned and occupied by or leased to
     Continental's subsidiaries.    To the extent not occupied
     by Continental's subsidiaries, such space is or is intended to be subleased to third parties.

(2) Represents property owned in fee by Continental's subsidiaries and held subject to mortgages. (See Note 7 to Consolidated
     Financial Statements included in Continental's 1993 Annual Report to Shareholders.)

Item 3. Legal Proceedings

 Continental's subsidiaries are routinely party to litigation incidental to their business, as well as other litigation of a nonmaterial nature. Management regularly evaluates the liability of Continental and its subsidiaries associated with such litigation. The status of such litigation is reviewed in consultation with Continental's in-house legal staff, Corporate Claims Department and Environmental Claims Department, and their respective outside counsel, all of whom have extensive experience in handling such matters. Based upon the foregoing evaluative process, Continental makes a determination as to the effect that such litigation may have upon its financial condition on a consolidated basis. In the opinion of Continental, no individual item of litigation, or group of related items of litigation (including asbestos-related, other toxic tort and environmental pollution matters), taken net of claims reserves established therefore and giving effect to reinsurance, is likely to result in judgments for amounts material to the financial condition of Continental and its subsidiaries on a consolidated basis.


Item 4. Submission of Matters to a Vote of Security Holders

 During the fourth quarter of 1993, no matter was submitted to a vote of Continental's shareholders.


Item 4(A). Executive Officers of the Registrant

    Name                         Title                            Age
 John P. Mascotte      Director, Chairman of the Board,
                         Chief Executive                          54
                         Officer and President

 Charles A. Parker     Director and Executive Vice President,     59
                         Investments

 Wayne H. Fisher       Executive Vice President and President,    49
                         Special Operations Group

 Fredric G. Marziano   Executive Vice President and President,    51
                         The Continental Insurance Companies and
                         Agency and Brokerage Group

 Steven J. Smith       Executive Vice President, Office of the    49
                         Chairman

 Adrian M. Tocklin     Executive Vice President and President,    42
                         Continental Risk Management Services

 Bruce B. Brodie       Senior Vice President and Chief            39
                         Information Officer

 J. Heath Fitzsimmons  Senior Vice President and Chief            51
                         Financial Officer

 James P. Flood        Senior Vice President, Corporate Claims    43

 William F. Gleason,
   Jr.                 Senior Vice President, General
                         Counsel and Secretary                    57

 John F. Kirby         Senior Vice President                      47

 Arthur J. O'Connor    Senior Vice President, Corporate           41
                         Communications and Investor Relations

 Sheldon Rosenberg     Senior Vice President and Chief Actuary    44

 Kenneth B. Zeigler    Senior Vice President, Human Resources     45

 Francis M. Colalucci  Vice President and Treasurer               49

 William A. Robbie     Vice President and Chief
                         Accounting Officer                       42

 All Executive Officers of Continental are elected to serve for terms to expire at the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors shall have been elected.

 John P. Mascotte has been a Director since February 1981, Chairman of the Board and Chief Executive Officer of Continental since December 1982 and President since December 1992.

 Charles A. Parker has been a Director since May 1989 and Executive Vice President, Investments, of Continental since May 1983.

 Wayne H. Fisher has been an Executive Vice President of Continental since December 1990 and has been President, Special Operations Group, since January 1988. Before that time, he was a Senior Vice President of Continental (December 1988-December 1990).

 Fredric G. Marziano has been an Executive Vice President and
President, Agency and Brokerage Group, since January 1987 and
President of The Continental Insurance Companies since November 1992.

 Steven J. Smith has been an Executive Vice President, Office of the Chairman, of Continental since February 1983.

 Adrian M. Tocklin has been Executive Vice President of Continental and President, Continental Risk Management Services, since November 1992. Before that time, she served as Senior Vice President, Corporate Claims, of Continental (July 1988 - November 1992).

 Bruce B. Brodie has been Senior Vice President and Chief Information Officer of Continental since October 1993. Before that time, he served as Chief Financial Officer for the Special Operations Group (April 1990 - October 1993) and Vice President, Office of the
Chairman, of Continental (January 1989 - April 1990).

 J. Heath Fitzsimmons has been Senior Vice President and Chief
Financial Officer of Continental since January 1990. Before that time, he was Vice President, Finance, of Continental (February
1989-December 1989).

 James P. Flood has been Senior Vice President, Corporate Claims, of Continental since November 1992. Before that time, he served as Vice President, Environmental Claims, of Continental (March 1988 - October
1992).

 William F. Gleason, Jr. has been Senior Vice President, General
Counsel and Secretary of Continental since January 1983.

 John F. Kirby has been a Senior Vice President of Continental since January 1990 and a Senior Vice President of The Continental Insurance Company since March 1987.

 Arthur J. O'Connor has been Senior Vice President, Corporate
Communications and Investor Relations, of Continental since November 1992 and served as Vice President, Corporate Communications and
Investors Relations, of Continental (January 1988 - November 1992).

 Sheldon Rosenberg has been Senior Vice President and Chief Actuary of Continental since February 1994. Before that time, he served as Vice President and Chief Actuary of The Continental Insurance Company (April 1992 - February 1994), Vice President and Actuary of The Continental Insurance Company (April 1990-March 1992) and Vice President and Chief Financial Officer of the Special Operations Group (April 1988 - March 1990).

 Kenneth B. Zeigler has been Senior Vice President, Human Resources, of Continental since December 1991. Before that time, he served as Senior Vice President and President of the Marine and International Group (January 1990-November 1991). Previously, he had been President of Continental International (July 1988-December 1990).

 Francis M. Colalucci has been Vice President and Treasurer of
Continental since May 1991. Before that time, he was Vice President and Controller of The Continental Insurance Company (November
1980-May 1991).

 William A. Robbie has been Vice President and Chief Accounting Officer since June 1992 and served as Vice President, Financial Reporting (June 1990 - June 1992). Before that time, he served as Vice President and Treasurer of Monarch Life Insurance Co. and Vice President and Corporate Controller of Monarch Capital Corp. (August 1988 - June 1990).

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

  Material appearing under the captions "Shareholder Information", "Summarized Consolidated Quarterly Financial Data (Unaudited), "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Resources and Liquidity", and Notes 9 and 10 to Consolidated Financial Statements included in Continental's 1993 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

Item 6. Selected Financial Data

  Material appearing under the caption "Selected Consolidated Financial Data" included in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

  Consolidated Financial Statements and related Notes, and material appearing under the captions "Independent Auditors' Report", "Report on Financial Statements" and "Summarized Consolidated Quarterly
Financial Data (Unaudited)" included in the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Within the 24 months prior to the date of its most recent financial statements, Continental did not file a report on Form 8-K reporting a change of accountants.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant

 Information concerning Executive Officers of Continental appears under Item 4(A) of this Report. Information as to Directors of Continental appearing under the caption "Election of Directors" included in Continental's Proxy Statement in connection with its 1994 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

 Material appearing under the captions "Directors' Compensation" and "Executive Compensation" included in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

 Material appearing under the captions "Election of Directors", "Security Ownership of Directors and Executive Officers" and "Other Ownership of Continental Stock" included in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

 Material appearing under the caption "Election of Directors" included in the Proxy Statement is incorporated herein by reference.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

   (a) The following documents are filed as part of this Report.

       (1) The following is a list of financial statements, together with schedules thereto, filed as part of this Report, all of which have been incorporated herein by reference to the material in the Annual Report as described under Item 8 of this Report.

        Report on Financial Statements

        Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991

        Consolidated Balance Sheets at December 31, 1993 and 1992

        Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Selected Consolidated Financial Data

        Summarized Consolidated Quarterly Financial Data (Unaudited)

       (2) The following is a list of financial statement schedules filed with this Report.

        Independent Auditors' Report

        Consolidated:
                                                               Page No.
 Schedule I  --       Summary of Investments Other Than
                      Investments in Related Parties at
                      December 31, 1993.....................     34

         II  --       Amounts Receivable from Related
                      Parties and Underwriters, Promoters,
                      and Employees Other Than Related
                      Parties for the years ended
                      December 31, 1993, 1992 and 1991......     35

        III  --       Condensed Parent Financial Statements:
                      -- Statements of Income for the
                         years ended December 31, 1993,
                         1992 and 1991.....................      36
                      -- Balance Sheets at December
                         31, 1993 and
                         1992..............................      37
                      -- Statements of Cash Flows for the
                         years ended December 31, 1993,
                         1992 and 1991.....................      38

         IV  --       Not Applicable........................     --

          V  --       Supplementary Insurance Information for
                      the years ended December 31, 1993, 1992
                      and 1991...............................    39


         VI  --       Reinsurance Information for the years
                      ended December 31, 1993, 1992 and
                      1991...................................    40

        VII  --       Not Applicable.........................    --

       VIII  --       Valuation and Qualifying Accounts for
                      the years ended December 31, 1993, 1992
                      and 1991...............................    41

         IX  --       Short-Term Borrowings for the years
                      ended December 31, 1993, 1992 and
                      1991...................................    42

          X  --       Supplemental Information for Property-
                      Casualty Insurance Underwriters for the
                      years ended December 31, 1993, 1992 and
                      1991...................................    43

    (3) The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission (the "SEC").

     3(a)-- Certificate of Incorporation of Continental, as amended, as filed with the Secretary of the State of New York on April 6, 1989.

      (b)--  By-Laws of Continental, as amended through December 17,
             1992.

     4(a)-- The following document filed with the SEC on March 3, 1993 as Exhibit 1 to Report on Form 8-K is incorporated herein by reference:

             Supplemental Indenture No. 3 dated as of March 1, 1993 from Continental to The Bank of New York, as Trustee, with respect to the issuance of $150 million of 7.25% Notes due March 1, 2003.

  (10)(a)-- The Long Term Incentive Plan of Continental (amended and restated as of December 1, 1993).

      (b)--  The Annual Management Incentive Plan of Continental
             (amended and restated as of January 1, 1993).

      (c)-- The Incentive Savings Plan of Continental (amended and restated as of January 1, 1994).

      (d)-- The Retirement Plan of Continental (amended and restated as of January 1, 1994).

      (e)-- Receivables Purchase and Sale Agreement dated as of December 14, 1993, among The Continental Insurance Company ("Continental Insurance"), Boston Old Colony Insurance Company ("Boston"), The Buckeye Union Insurance Company ("Buckeye"), Casualty Insurance Company ("Casualty"), Commercial Insurance Company of Newark, N.J. ("Commercial"), The Continental Insurance Company of New Jersey ("Continental - NJ"), Continental Lloyd's Insurance Company ("Lloyd's"), The Fidelity and Casualty Company of New York ("Fidelity"), Continental Reinsurance Corporation ("Continental Re"), Firemen's Insurance Company of Newark, New Jersey ("Firemen's"), The Glens Falls Insurance Company ("Glens Falls"), Kansas City Fire and Marine Insurance Company ("Kansas City"), The Mayflower Insurance Company, Ltd. ("Mayflower"), National-Ben Franklin Insurance Company of Illinois ("N-BF"), Niagara Fire Insurance Company ("Niagara"), Pacific Insurance Company ("Pacific") and Workers' Compensation and Indemnity Company of California ("Workers'"), collectively as Sellers, and Corporate Asset Funding Company, Inc. ("Asset Funding"), CIESCO, L.P., Falcon Asset Securitization Corporation ("Falcon"), Sheffield Receivables Corporation ("Sheffield"), Atlantic Asset Securitization Corp. and Credit Lyonnais, collectively as Purchasers, and Citicorp North America, Inc. ("Citicorp"), as Agent.

      (f)-- Stock Purchase Agreement dated as of June 30, 1993, among Continental, Continental Insurance, Continental Re and Mellon.

      (g)-- Share Purchase Agreement dated as of June 30, 1993 (the "Unionamerica Stock Purchase Agreement"), among
             Unionamerica Acquisition Company Ltd. ("Unionamerica"), Unionamerica Holdings Ltd. ("Unionamerica Holdings") and Continental.

      (h)-- Amendment dated September 1, 1993 to the Unionamerica Share Purchase Agreement, among Unionamerica, Unionamerica Holdings and Continental.

      (i)-- Stock Purchase Agreement dated as of July 28, 1993 (the "Alleghany Stock Purchase Agreement"), among Alleghany Corporation ("Alleghany"), Continental, Goldman, Sachs & Co. ("Goldman") and certain funds which Goldman either controls or of which it is a general partner (together, the "GS Investors"; Continental and the GS Investors together referred to as the "URHC Stockholders"), Underwriters Re Holdings Corp. ("Underwriters Holdings") and Underwriters Re Corporation ("Underwriters").

      (j)-- Amendment dated October 7, 1993, to the Alleghany Stock Purchase Agreement, among Alleghany, Continental, the GS Investors, Underwriters Holdings and Underwriters.

      (k)-- Stock Purchase Agreement dated as of July 28, 1993 (the "GS Investors Stock Purchase Agreement"), among
             Continental and the GS Investors.

      (l)-- Letter Agreement dated October 6, 1993, among Continental and the GS Investors, relating to the GS Investors Stock Purchase Agreement.

      (m)-- Management Stock Purchase Agreement dated as of July 28, 1993 (the "Management Agreement"), among Continental, Underwriters Holdings, Underwriters and certain Management Stockholders, as supplemented.

      (n)-- Amendment dated as of October 7, 1993, to the Management Agreement, among Continental, Underwriters Holdings,
             Underwriters and certain Management Stockholders.

             The following document filed under Exhibit 10 to Continental's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated herein by reference:

             Receivables Purchase and Sale Agreement dated as of December 14, 1992, among Continental Insurance, Boston, Buckeye, Casualty, Commercial, Continental-NJ, Lloyd's, Fidelity, Firemen's, Glens Falls, Kansas City, Mayflower, N-BF, Niagara, Pacific and Workers', collectively as Sellers, and Asset Funding, Falcon, Receivables Capital Corporation, Sheffield and Credit Lyonais, collectively, as Purchasers, and Citicorp, as Agent.

(11) -- Continental's Statement re Computation of Per Share
        Earnings.

(13) -- Continental's 1993 Annual Report to Shareholders (filed with the SEC only to the extent incorporated herein by reference).

(21) -- Subsidiaries of Continental.

(23) -- Consent of KPMG Peat Marwick.

(28) -- Statutory Loss Development of Property and Casualty
        Insurance and Reinsurance Subsidiaries.

   (b) No Report on Form 8-K was filed by Continental during the last quarter of the period covered by this Report.

                                 SIGNATURES
  Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 1994
                                     THE CONTINENTAL CORPORATION

                                     By /s/ JOHN P. MASCOTTE
                                               (John P. Mascotte)
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                  Date
                               Senior Vice President
/s/ J. HEATH FITZSIMMONS    and Chief Financial Officer   March 17, 1994
       (J. Heath Fitzsimmons)
                                 Vice President
/s/ WILLIAM A. ROBBIE       and Chief Accounting Officer  March 17, 1994
       (William A. Robbie)

/s/ IVAN A. BURNS                  Director               March 17, 1994
         (Ivan A. Burns)

/s/ ALEC FLAMM                     Director               March 17, 1994
          (Alec Flamm)

/s/ IRVINE O. HOCKADAY, JR.        Director               March 17, 1994
       (Irvine O. Hockaday, Jr.)

/s/ JOHN E. JACOB                  Director               March 17, 1994
          (John E. Jacob)

/s/ JOHN P. MASCOTTE               Director               March 17, 1994
         (John P. Mascotte)

/s/ JOHN F. McGILLICUDDY           Director               March 17, 1994
        (John F. McGillicuddy)

/s/ RICHARD de J. OSBORNE          Director               March 17, 1994
        (Richard de J. Osborne)

/s/ CHARLES A. PARKER              Director               March 17, 1994
         (Charles A. Parker)

________________________________   Director
         (L. Edwin Smart)

/s/ JOHN W. ROWE, M.D.             Director               March 17, 1994
         (John W. Rowe, M.D.)

/s/ PATRICIA CARRY STEWART         Director               March 17, 1994
       (Patricia Carry Stewart)

________________________________   Director
        (Francis T. Vincent, Jr.)

________________________________   Director
        (Michael Weintraub)

/s/ ANNE WEXLER                    Director               March 17, 1994
          (Anne Wexler)


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
  THE CONTINENTAL CORPORATION:

  Under date of February 10, 1994, we reported on the consolidated balance sheets of The Continental Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, The Continental Corporation and subsidiaries changed their methods of accounting for multiple-year retrospectively rated reinsurance contracts and for the adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993. The Continental Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," in 1992.


                                     /s/ KPMG PEAT MARWICK

                                     KPMG Peat Marwick

New York, New York
February 10, 1994

                                                            SCHEDULE I

                        THE CONTINENTAL CORPORATION

   SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES (1)

                            December 31, 1993
                                 (millions)
- --------------------------------------------------------------------------
                   Column A                   Column B  Column C  Column D
- --------------------------------------------------------------------------

              Type of Investment                Cost      Value    Balance
                                                                    Sheet
- --------------------------------------------------------------------------

FIXED MATURITIES:
 BONDS:
    United States Government and
      Government Agencies . . . . . . . . .  $2,832.8  $2,908.6  $2,908.6
    States, Municipalities and
      Political Subdivisions. . . . . . . .   1,325.2   1,418.6   1,418.6
    Foreign Governments . . . . . . . . . .     879.2     943.2     943.2
    Public Utilities. . . . . . . . . . . .     132.0     137.8     137.8
    All Other Corporate . . . . . . . . . .   1,397.8   1,456.3   1,456.3
                                             --------  --------  --------
      Total Bonds . . . . . . . . . . . . .   6,567.0   6,864.5   6,864.5
                                             --------  --------  --------

 REDEEMABLE PREFERRED STOCKS. . . . . . . .      48.9      51.9      51.9
                                             --------  --------  --------

    Total Fixed Maturities. . . . . . . . .   6,615.9   6,916.4   6,916.4
                                             --------  --------  --------

EQUITY SECURITIES:
 COMMON STOCKS:
    Public Utilities. . . . . . . . . . . .      72.8      85.1      85.1
    Banks, Trusts and Insurance Companies .      77.5     131.4     131.4
    All Other Corporate . . . . . . . . . .     350.5     437.2     437.2
                                             --------  --------  --------
      Total Common Stocks . . . . . . . . .     500.8     653.7     653.7
                                             --------  --------  --------

 OTHER PREFERRED STOCKS . . . . . . . . . .      99.2     105.4     105.4
                                             --------  --------  --------
    Total Equity Securities . . . . . . . .     600.0     759.1     759.1
                                             --------  --------  --------

OTHER LONG-TERM INVESTMENTS:
 Mortgages Receivable . . . . . . . . . . .     112.2               112.2
 Certificates of Deposit. . . . . . . . . .      35.5                35.5
 Venture Capital Investments. . . . . . . .      42.7                42.7
 Investment in Minority Affiliates. . . . .       1.1                 1.1
 Other Notes and Participations . . . . . .      10.9                10.9
 Investments in Limited Partnerships. . . .     185.5               193.5
                                             --------            --------
 Total Other Long-Term
 Investments. . . . . . . . . . . . . . . .     387.9               395.9
                                             --------            --------

OTHER SHORT-TERM INVESTMENTS:
 Money Market Instruments . . . . . . . . .   1,071.0             1,071.0
                                             --------            --------

    Total:. . . . . . . . . . . . . . . . .  $8,674.8            $9,142.4
                                             ========            ========
_____________________

(1) All fixed maturities are carried at market.

                                                            SCHEDULE II

                          THE CONTINENTAL CORPORATION

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
- ---------------------------------------------------------------------------------------------
      Column A                     Column B   Column C     Column D           Column E
- ---------------------------------------------------------------------------------------------

                                                                             Balance at
                                                          Deductions       End of Period
                                                       --------------------------------------
                                                         (i)      (ii)
                                  Balance at                     Amounts
                                  Beginning            Amounts   Written  (i)        (ii)
   Name of Debtor                 of Period  Additions Collected   Off  Current   Non-Current
- ---------------------------------------------------------------------------------------------

Year Ended December 31, 1993:....    --          --       --        --     --        --

Year Ended December 31, 1992:
  Steven H. Newman (1)........... $305,263       --    $305,263     --     --        --

Year Ended December 31, 1991:
  Steven H. Newman (1)........... $407,016       --    $101,753     --   $101,753  $203,510

____________________
(1) Represents a loan at 8.95%


                                                        SCHEDULE III

                   THE CONTINENTAL CORPORATION - PARENT

                       STATEMENTS OF INCOME (1) (2)
                          Year Ended December 31
                                (millions)

                                             1993      1992      1991
                                          -------   -------   -------

REVENUES:
 Net Investment Income . . . . . . . . .  $ 15.2    $ 17.7    $ 14.2
 Realized Capital Losses . . . . . . . .    (3.0)     (6.0)     (3.0)
 Equity in Earnings of Subsidiaries
     Dividends: $120.0;
     1992 - $168.0; 1991 - $140.0. . . .   177.8     221.1     124.7
 Equity in Earnings (Loss)
     of Discontinued Operations,
     Net of Income Taxes
     (Benefits)......... . . . . . . . .    48.7    (174.7)    (54.9)
 Other Revenues. . . . . . . . . . . . .    61.4       6.4       8.8
                                           -----     -----     -----
     Total Revenues. . . . . . . . . . .   300.1      64.5      89.8
                                           -----     -----     -----

EXPENSES:
 Interest Expense. . . . . . . . . . . .    48.6      49.5      43.8
 Other Expenses. . . . . . . . . . . . .    24.9      59.0       4.7
                                           -----     -----     -----
     Total Expenses. . . . . . . . . . .    73.5     108.5      48.5
                                           -----     -----     -----
 Income (Loss) before Income Taxes
     and Net Cumulative Effect of
     Changes in Accounting Principles. .   226.6     (44.0)     41.3
                                           -----     -----     -----
 Total Income Taxes (Benefits) (3) . . .    18.2      28.7     (15.1)
                                           -----     -----     -----
 Income (Loss) Before Net Cumulative
     Effect of Changes in
     Accounting Principles . . . . . . .   208.4     (72.7)     56.4
 Net Cumulative Effect of Changes
     in Accounting Principles. . . . . .     1.6     (11.0)     --
                                           -----     -----     -----
 Net Income (Loss) . . . . . . . . . . .  $210.0    $(83.7)    $56.4
                                          ======    ======     =====

_______________________

(1)  See Notes to Consolidated Financial Statements included in
     Continental's 1993 Annual Report to Shareholders.

(2) Certain reclassifications, primarily for discontinued operations, have been made to the prior years' financial information to conform to the 1993 presentation.

(3)  Represents Income Taxes (Benefits) for continuing operations.

                                                         SCHEDULE III
                                                         (Continued)

                   THE CONTINENTAL CORPORATION - PARENT

                          BALANCE SHEETS (1) (2)
                                DECEMBER 31
             (millions, except par values and share amounts)

                                                      1993      1992
                                                      ----      ----
ASSETS:
    Fixed Maturities at Market (Amortized Cost -
      $40.2; 1992 - $98.4) . . . . . . . . . .       $ 39.8    $ 98.0
    Equity Securities at Market (Cost -
      $15.2; 1992 - $0.2). . . . . . . . . . .         15.3       0.2
    Short-Term Investments . . . . . . . . . .          9.0     107.3
    Other Long-Term Investments. . . . . . . .          6.1      58.6
    Investment in Stocks of Subsidiaries:
      Insurance Subsidiaries - Equity Basis .       2,697.7   2,126.3
      Discontinued Operations - Equity Basis .         84.6     310.5
      Other Subsidiaries - Equity Basis . . .         146.6     147.4
    Cash and Cash Equivalents. . . . . . . . .          0.1       3.1
    Other Assets . . . . . . . . . . . . . . .         19.1       6.8
                                                   --------  --------
       Total Assets. . . . . . . . . . . . . .     $3,018.3  $2,858.2
                                                   ========  ========

LIABILITIES:
    Short-Term Debt. . . . . . . . . . . . . .     $  223.5  $  554.0
    Notes Payable. . . . . . . . . . . . . . .        346.8     198.6
    Intercompany Balances. . . . . . . . . . .         94.9      96.3
    Other Liabilities. . . . . . . . . . . . .        170.0      78.2
                                                      -----      ----
       Total Liabilities . . . . . . . . . . .        835.2     927.1
                                                      -----     -----

Commitments and Contingencies                          --        --
                                                      -----     -----
Series C, Redeemable Preferred Stock . . . . .         --        20.5
                                                      -----     -----

SHAREHOLDERS' EQUITY:
    Preferred Stock, $4 Par Value. . . . . . .          0.3       0.3
    Common Stock, $1 Par Value . . . . . . . .         65.7      65.7
       Authorized Shares: 100,000,000
       Issued Shares: 65,720,419;
         1992 - 65,717,409
       Outstanding Shares: 55,331,060;
         1992 - 54,925,639
    Paid-in Capital. . . . . . . . . . . . . .        613.2     616.2
    Retained Earnings. . . . . . . . . . . . .      1,612.5   1,461.9
    Net Unrealized Appreciation of
      Investments. . . . . . . . . . . . . . .        322.1     202.0
    Cumulative Foreign Currency Translation
      Adjustment . . . . . . . . . . . . . . .        (61.1)    (52.4)
    Common Stock in Treasury, at Cost
      (10,389,359 Shares: 1992 -
      10,790,770 Shares). . . . . . . . . . .        (369.6)   (383.1)
                                                   --------  --------
      Total Shareholders' Equity. . . . . . .       2,183.1   1,910.6
                                                   --------  --------

       Total Liabilities, Commitments and
         Contingencies, Redeemable Preferred
         Stocks and Shareholders' Equity. . .      $3,018.3  $2,858.2
                                                   ========  ========

__________________

(1)    See Notes to Consolidated Financial Statements included in
       Continental's 1993 Annual Report to Shareholders.

(2) Certain reclassifications, primarily for discontinued operations, have been made to the prior years' financial information to conform to the 1993 presentation.

                                                        SCHEDULE III
                                                         (Continued)

                      THE CONTINENTAL CORPORATION - PARENT

                        STATEMENTS OF CASH FLOWS (1) (2)
                            Year Ended December 31
                                  (millions)


                                            1993      1992      1991
                                          ------    -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss). . . . . . . . . . .   $210.0    $(83.7)   $ 56.4
Adjustments to Reconcile Net Income (Loss)
 to Net Cash provided from Operating
 Activities:
     Realized Capital Losses . . . . . .     3.0       6.0       3.0
     Equity in Earnings of
         Subsidiaries. . . . . . . . . .  (177.8)   (221.1)   (124.7)
     Equity in (Earnings) Loss of
         Discontinued Operations . . . .   (48.7)    174.7      54.9
     Other-Net . . . . . . . . . . . . .    74.1      78.8      (7.4)
                                           -----     -----     -----
       Net Cash Provided
       from (Used in) Operating
       Activities. . . . . . . . . . . .    60.6     (45.3)    (17.8)
                                           -----     -----     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of Investments Purchased . . . . .   (72.0)   (197.8)    (35.5)
 Proceeds from Investments Sold. . . . .   111.9      94.8      37.1
 Proceeds from Investments Matured . . .     0.2       3.0       0.1
 Proceeds from Sales of Subsidiaries . .   330.0      --         3.6
 Investment in Subsidiaries. . . . . . .  (399.3)     --        --
 Net Decrease (Increase) in Long-Term
   Investments . . . . . . . . . . . . .     0.4       2.8      (5.4)
 Net Decrease (Increase) in Short-Term
   Investments . . . . . . . . . . . . .    98.3    (103.8)      3.5
 Dividends Paid by Subsidiaries. . . . .   120.0     168.0     140.0
                                           -----     -----     -----
     Net Cash Provided from
     (Used in) Investing
     Activities. . . . . . . . . . . . .   189.5     (33.0)    143.4
                                           -----     -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Borrowings from (Repayments to)
     Subsidiaries. . . . . . . . . . . .    (1.4)     22.3     (38.6)
 Decrease in Long-Term Debt. . . . . . .    (1.8)   (301.4)     --
 (Decrease) Increase in Short-Term Debt.   (48.8)    275.2      51.9
 Issuance of Long-Term Debt. . . . . . .   150.0     200.0      --
 Retirement of Debt. . . . . . . . . . .  (281.7)     --        --
 Sale of Treasury Shares . . . . . . . .    10.5       8.0       6.2
 Dividends to Shareholders . . . . . . .   (59.4)   (123.1)   (145.5)
 Redemption of Redeemable Preferred
   Stock. . . . . . . . . . . . . . . .    (20.5)     --        --
                                           -----     ------    -----
     Net Cash Provided from (Used in)
     Financing Activities.  . . . . . .   (253.1)     81.0    (126.0)
                                          ------     ------    -----

Net Increase (Decrease) in Cash and Cash
 Equivalents . . . . . . . . . . . . . .    (3.0)      2.7      (0.4)
Cash and Cash Equivalents at Beginning
 of Year. . . . . . . . . . . . . . . . .    3.1       0.4       0.8
                                           -----      -----     -----
Cash and Cash Equivalents at End
  of Year  . . . . . . . . . . . . . . .   $ 0.1     $ 3.1     $ 0.4
                                           =====     =====     ======

Supplemental Cash Flow Information:
 Federal, Foreign and State Taxes Paid .  $  4.5   $  11.0   $   5.6
                                          ======   =======   =======
 Interest Paid . . . . . . . . . . . . .  $ 56.9   $  45.6   $  48.2
                                          ======   =======   =======

_______________________

(1)  See Notes to Consolidated Financial Statements included in
     Continental's 1993 Annual Report to Shareholders.

(2) Certain reclassifications, primarily for discontinued operations, have been made to the prior years' financial information to conform to the 1993 presentation.

                                                                                       SCHEDULE V
                                       THE CONTINENTAL CORPORATION

                                   SUPPLEMENTARY INSURANCE INFORMATION
                                               (millions)
- ------------------------------------------------------------------------------------------------------------------------------
Column A                   Column B  Column C     Column D   Column E  Column F Column G  Column H  Column I Column J Column K
- ------------------------------------------------------------------------------------------------------------------------------
   		            	                                                         <F2>
                                     Outstanding                                                   Amortization
	                  Deferred    Losses              Other Policy                    Losses   of Deferred  Other    Pre-
                           Policy      and                Claims and             Net       and       Policy    Insurance miums
                         Acquisition   Loss      Unearned  Benefits  Premiums Investment   Loss    Acquisition Operating Writ-
Segment                    Costs    Expenses(1) Premiums(1) Payable   Earned   Income(2)  Expenses    Costs    Expenses  ten
- ------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
 Agency & Brokerage
  Commercial. . . . . . .  $237.0   $5,366.7   $1,152.6      --    $2,121.3     --       $1,663.9   $  669.5   $22.7  $2,168.2
 Agency & Brokerage
  Personal. . . . . . . .   119.1      837.6      578.3      --       861.6     --          667.5      269.1     3.2     887.5
 Specialized Commercial .   137.9    2,864.4      678.8      --     1,433.2     --        1,082.7      431.9    11.0   1,482.1
                           ------   --------   --------    -----   --------   -------   ---------  ---------  ------  --------
 Insurance Operations . .   494.0    9,068.7    2,409.7      --     4,416.1   $ 514.3     3,414.1    1,370.5    36.9   4,537.8
 Corporate & Other. . . .    --        --          --        --       --         28.0       --           --      --       --
                           ------   --------   --------    -----   --------   -------    --------   --------   -----  --------
   Total. . . . . . . . .  $494.0   $9,068.7   $2,409.7      --    $4,416.1   $ 542.3    $3,414.1   $1,370.5   $36.9  $4,537.8
                           ======   ========   ========    =====   ========   =======    ========   ========   =====  ========

Year Ended December 31, 1992:
 Agency & Brokerage
   Commercial . . . . . .  $226.9   $5,544.1   $1,120.5      --    $1,919.5     --       $1,562.2   $  607.9   $30.4  $1,895.5
 Agency & Brokerage
   Personal . . . . . . .   112.8      982.6      556.7      --       777.4     --          623.8      280.7    (0.1)    808.3
 Specialized Commercial .   127.8    2,539.5      629.0      --     1,201.1     --          975.6      394.1     5.0   1,315.2
                           ------   --------   --------    ------  --------    ------    --------   --------   ------  -------
 Insurance Operations . .   467.5    9,066.2    2,306.2      --     3,898.0   $ 559.5     3,161.6    1,282.7    35.3   4,019.0
 Corporate & Other. . . .    --        --         --         --        --        30.4       --           --      --       --
                           ------   --------   --------    ------  --------    ------     -------   --------   ------  -------
   Total. . . . . . . . .  $467.5   $9,066.2   $2,306.2      --    $3,898.0   $ 589.9    $3,161.6   $1,282.7   $35.3  $4,019.0
                           ======   ========   ========    ======= ========   =======    ========   ========   ====== ========

Year Ended December 31, 1991:
 Agency & Brokerage
   Commercial . . . . . .  $225.4   $3,725.4   $  952.8      --    $2,018.1     --       $1,689.1   $  629.0   $54.6  $2,015.7
 Agency & Brokerage
   Personal . . . . . . .   106.5      674.0      450.8      --       795.3     --          594.4      267.2     --      805.0
 Specialized Commercial .    98.6    1,502.5      441.9      --     1,059.1     --          799.5      391.9    14.6   1,085.2
                           ------   --------   --------    ------  --------   -------    --------   --------   -----  --------
 Insurance Operations . .   430.5    5,901.9    1,845.5      --     3,872.5   $ 610.6     3,083.0    1,288.1    69.2   3,905.9
 Corporate & Other. . . .    --         --         --        --        --        26.6       --      --           --       --
                           ------   --------   --------    ------  --------   -------     -------   --------   -----  --------
      Total . . . . . . .  $430.5   $5,901.9   $1,845.5      --    $3,872.5   $ 637.2    $3,083.0   $1,288.1   $69.2  $3,905.9
                           ======   ========   ========    ======  ========   =======    ========   ========   =====  ========

______________________

 (1) 1991 outstanding losses and loss expenses and unearned premiums are shown net of reinsurance.


 (2) Distinct investment portfolios are not maintained for individual insur-ance segments; accordingly, insurance segments results are shown in the aggregate.



                                                              SCHEDULE VI
                          THE CONTINENTAL CORPORATION

                          REINSURANCE INFORMATION (1)
                         (millions, except percentages)

- ----------------------------------------------------------------------------------------------
      Column A                    Column B    Column C       Column D   Column E     Column F
- ----------------------------------------------------------------------------------------------


                                                 Earned Premiums
                                             ------------------------		    Percentage
                                              Ceded to       Assumed                of Amount
                                    Gross       Other      From Other      Net       Assumed
                                   Amount     Companies     Companies    Amount      to Net
- ----------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
  Premiums:
   Property and casualty
   insurance. . . . . . . . .     $5,125.8    $1,213.9       $504.2       $4,416.1    11.4%
                                  --------    --------       ------       --------    -----
        Total premiums . .  .     $5,125.8    $1,213.9       $504.2       $4,416.1    11.4%
                                  ========    ========       ======       ========    =====

Year Ended December 31, 1992:
  Premiums:
    Property and casualty
    insurance. . . . . . . .      $4,764.3    $1,334.0       $467.7       $3,898.0    12.0%
                                  --------    --------       ------       --------    -----
        Total premiums . . .      $4,764.3    $1,334.0       $467.7       $3,898.0    12.0%
                                  ========    ========       ======       ========    =====

Year Ended December 31, 1991:
  Premiums:
    Property and casualty
    insurance. . . . . . . .      $4,665.3   $1,151.6        $358.8       $3,872.5     9.3%
                                  --------   --------        ------       --------     ----
       Total premiums. . . .      $4,665.3   $1,151.6        $358.8       $3,872.5     9.3%
                                  ========   ========        ======       ========     ====

_____________________

     (1)  Certain reclassifications, primarily for discontinued operations, have been made to prior years' financial information to conform to the 1993 presentation.




                                                         SCHEDULE VIII

                          THE CONTINENTAL CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS (1)
                                   (millions)

- ---------------------------------------------------------------------------------------------
          Column A                     Column B         Column C        Column D   Column E
- ---------------------------------------------------------------------------------------------
                                                        Additions
                                                   --------------------
                                       Balance at  Charged to  Charged             Balance at
                                        Beginning  Costs and   to Other  Deduc-     End of
         Description                    of Period  Expenses    Accounts  tions(1)   Period
- ---------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
    Investment Reserve . . . . . .        $35.0     $20.3     --         $28.3       $27.0
    Allowance for doubtful
      accounts-loans
      and accounts receivable. . .        $31.3     $30.9     --         $18.9       $43.3
    Allowance against reinsurance
      recoverable. . . . . . . . .        $41.8     $15.0     --         $30.4       $26.4

Year Ended December 31, 1992:
    Investment Reserve . . .  .           $35.0     $10.0     --         $10.0       $35.0
    Allowance for doubful
      accounts-loans
      and accounts receivable. . .        $26.8     $22.7     --         $18.2       $31.3
    Allowance against reinsurance
      recoverable. . . . .  . .           $27.8     $41.0     --         $27.0       $41.8

Year Ended December 31, 1991:
    Investment Reserve . .  . . .         $23.0     $19.0     --         $ 7.0       $35.0
    Allowance for doubtful
      accounts-loans
      and accounts receivable. . .        $11.6     $42.4     --         $27.2       $26.8
    Allowance against reinsurance
      recoverable. . . . .  . . .         $ 8.3     $31.4     --         $11.9       $27.8

____________________________

 (1) Represents write-offs of amounts determined to be uncollectable, net of recoveries.






                                                              SCHEDULE IX

                           THE CONTINENTAL CORPORATION

                            SHORT-TERM BORROWINGS (1)
                         (millions, except percentages)

- ----------------------------------------------------------------------------------
      Column A            Column B   Column C   Column D   Column E    Column F
- ----------------------------------------------------------------------------------

                                              Maximum    Average       Weighted
                                   Weighted    Amount     Amount        Average
                         Balance   Average  Outstanding  Outstanding Interest Rate
Category of Aggregate    at End    Interest  During the  During the   During the
Short-Term Borrowings   of Period  Rate  (2)   Period    Period (3)   Period (4)
- ----------------------------------------------------------------------------------
Year Ended December 31,
1993:
  Bank (5) . . . . .      $225.1       3.7%    $282.3    $244.8       4.4%

Year Ended December 31,
1992:
  Bank . . . . . . .      $282.3       4.5%    $311.4    $300.5       4.5%

Year Ended December 31,
1991:
  Bank . . . . . . .      $295.9       6.0%    $306.4    $282.3       6.3%

_____________________________

     (1) Certain reclassifications, primarily for the sale of premium financing operations, have been made to prior years' financial information to conform to the 1993 presentation.

     (2) Rates illustrated in Column C are based on balances illustrated in Column B.

     (3) Average determined by dividing the total prior 13 months' aggregate at the end of each month by 13.

     (4) Average determined by dividing interest expense for the year by the Average Amount Outstanding During the Period (Column E).

     (5)  Various maturities ranging from 1 to 31 days.



                                                                             SCHEDULE X

                                                  THE CONTINENTAL CORPORATION

                                                   SUPPLEMENTAL INFORMATION
                                     (For Property-Casualty Insurance Underwriters) (1)


- --------------------------------------------------------------------------------------------------------------------------------
      Column A        Column B  Column C  Column D Column E   Column F  Column G     Column H      Column I   Column J  Column K
- --------------------------------------------------------------------------------------------------------------------------------
		    								       Loss
										     Expenses	    Amortiza-
										     Incurred	       tion
					    Dis-				    Related to		of
		       Defer-	  Out-	    count				  ----------------   Deferred
		        red	standing   if any,			 Net	  (i)	     (ii)     Policy	Paid
       Affiliation     Acqui-	 Losses    Deduc-		 Pre-	Invest-	  Cur-		     Acquisi-	Loss	 Pre-
	  with         sition  and Loss   cted in  Unearned	 miums	 ment	  rent	     Prior     tion    and Loss	 miums
       Registrant      Costs  Expenses(2) Column C Premiums(2) Earned Income(3)   Year       Year     Costs   Expenses  Written
- -------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
1993:
(a) Consolidated
    property-casualty
    entities . . . .   $494.0   $9,068.7   $696.0  $2,409.7   $4,416.1  $514.3  $3,413.0   $  1.1  $1,370.5  $3,304.8  $4,537.8

Year Ended December 31,
1992:
(a) Consolidated
    property-casualty
    entities . . .     $467.5   $9,066.2   $692.8  $2,306.2   $3,898.0  $559.5  $3,036.3   $125.3  $1,282.7  $3,257.0  $4,019.0


Year Ended December 31,
1991:
(a) Consolidated
    property-casualty
    entities . . .     $430.5   $5,901.9   $675.7  $1,845.5   $3,872.5  $610.6  $2,986.5   $ 96.5  $1,288.1  $3,144.2  $3,905.9

_____________

     (1) Excludes Underwriters Re Acquisition Corp., an equity investment as of 1987, whose reserves are not consolidated and which files similar information with the Securities and Exchange
           Commission.

     (2) 1991 outstanding losses and loss expenses and unearned premiums are shown net of reinsurance.

     (3) Distinct investment portfolios are not maintained for individual segments; accordingly, insurance segments results are shown in the aggregate.
