Form 10-Q
period 1994-03-31
CONTINENTAL CORP
filed 1994-05-13
CIK 24011

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                        Commission file number 1-5686

                       The Continental Corporation
         (Exact name of registrant as specified in its charter)

            New York                                13-2610607
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

            180 Maiden Lane, New York, New York  10038
             (Address of principal executive offices)
                           (Zip Code)

                        (212) 440-3000
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X          No

     The number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1994 is as follows:

                  55,414,151 shares of Common Stock





                              Page 1 of 26 Pages
                   The Exhibit Index is located on Page 23





                         THE CONTINENTAL CORPORATION

                                    INDEX


                                                              Page

Part I- Financial Information


  Item 1 - Financial Statements:

         Consolidated Statements of Income - Three Months
              Ended March 31, 1994 and 1993                     3 - 4

         Consolidated Balance Sheets -
              March 31, 1994 and December 31, 1993                  5

         Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1994 and 1993            6

         Notes to Consolidated Financial Statements            7 - 14

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                15 - 20

Part II - Other Information                                        21

Signature                                                          22

Exhibit Index                                                      23

Exhibit 1                                                     24 - 25

Exhibit 23                                                         26















                          THE CONTINENTAL CORPORATION
                        Part I - Financial Information
                        Item 1 - Financial Statements
                      CONSOLIDATED STATEMENTS OF INCOME
                (millions, except share and per share amounts)

                                                Three Months Ended
                                                     March 31,
                                                1994          1993
Revenues:
Premiums                                   $ 1,104.1        $1,049.2
Net Investment Income                          122.1           141.1
Realized Capital Gains                          32.0            21.0
Other Revenues                                  21.8            22.2
     Total Revenues                          1,280.0         1,233.5

Expenses:
Losses and Loss Expenses                       978.0           823.5
Insurance Operating Expenses                   377.2           338.0
Other Expenses                                  30.9            31.7
Interest on Corporate Borrowings                 8.8            14.1
     Total Expenses                          1,394.9         1,207.3

Income (Loss) from Continuing
   Operations before Income Taxes             (114.9)           26.2

Income Taxes (Benefits):
     Current                                   (22.7)            6.8
     Deferred                                   (2.3)            0.5
     Total Income Taxes (Benefits)             (25.0)            7.3

Income (Loss) from Continuing Operations       (89.9)           18.9

Income from Discontinued Operations,
   Net of Income Taxes                            -              3.7

Income (Loss) before Net Cumulative
   Effect of Changes in Accounting Principles  (89.9)           22.6

Net Cumulative Effect of Changes
   in Accounting Principles                       -              1.6

Net Income (Loss)                          $   (89.9)       $   24.2

Net Income (Loss) Available
   to Common Shareholders                  $   (89.9)       $   23.4

                                                          (Continued)



                  CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
                (millions, except share and per share amounts)

                                                  Three Months Ended
                                                      March 31,
                                                  1994          1993


Per Common Share:

Income (Loss) from Continuing Operations     $   (1.62)      $   0.33

Income from Discontinued
  Operations, Net of Income Taxes            $      -        $   0.07

Net Cumulative Effect of Changes
  in Accounting Principles                   $      -        $   0.03


Net Income (Loss)                            $   (1.62)      $   0.43

Dividends Declared                           $    0.25       $   0.25


Weighted Average Shares of
   Common Stock Outstanding                 55,417,104     55,003,579






See Notes to Consolidated Financial Statements.




                             THE CONTINENTAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                           (millions, except par values)

                                                      March 31,   December 31,
                                                        1994          1993

Assets:
Investments:
  Fixed Maturities Available-for-Sale at Fair Value
   (Amortized Cost: 1994-$6,658.1; 1993-$6,615.9)    $ 6,642.4      $ 6,916.4
  Equity Securities Available-for-Sale at Fair Value
   (Cost: 1994-$622.5; 1993-$600.0)                      734.8          759.1
  Other Long-Term Investments
   (Cost: 1994-$502.9; 1993-$387.9)                      517.0          395.9
  Other Short-Term Investments                           676.3        1,071.0
    Total Investments                                  8,570.5        9,142.4
Cash and Cash Equivalents                                 94.7           58.5
Premiums Receivable                                    1,245.2        1,021.0
Accrued Interest and Dividends                           119.7          160.7
Reinsurance Receivables                                2,995.4        3,152.9
Prepaid Reinsurance Premiums                             327.1          321.5
Reinsurance Recoverable                                  298.3          329.0
Deferred Policy Acquisition Costs                        486.0          494.0
Property and Equipment, Net                              459.1          463.5
Deferred Tax Asset                                       168.8           41.7
Other Assets                                             667.1          950.8
Net Assets of Discontinued Operations                     67.0           84.6
    Total Assets                                     $15,498.9      $16,220.6

Liabilities:
Outstanding Losses and Loss Expenses                 $ 8,958.0      $ 9,068.7
Unearned Premiums                                      2,401.6        2,409.7
Short-Term Debt                                          223.2          229.1
Long-Term Debt                                           777.0          774.4
Accounts Payable and Accrued Expenses                    111.2          107.9
Accrued Employee Benefits                                283.2          308.3
Other Liabilities                                        949.1        1,139.4
    Total Liabilities                                 13,703.3       14,037.5

Commitments and Contingencies                             -              -

Shareholders' Equity:
Preferred Stock    - $4 par value                          0.3            0.3
Common Stock  - $1 par value                              65.7           65.7
Paid-in Capital                                          612.1          613.2
Retained Earnings                                      1,509.0        1,612.5
Net Unrealized Appreciation of Investments                71.9          322.1
Cumulative Foreign Currency Translation Adjustment       (96.9)         (61.1)
Common Stock in Treasury at Cost                        (366.5)        (369.6)
    Total Shareholders' Equity                         1,795.6        2,183.1
    Total Liabilities, Commitments and
      Contingencies and Shareholders' Equity         $15,498.9      $16,220.6

See Notes to Consolidated Financial Statements.


                            THE CONTINENTAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (millions)

                                                         Three Months Ended
                                                             March 31,
                                                         1994          1993
Cash Flows From Operating Activities:
Income (Loss) from Continuing Operations             $  (89.9)     $   18.9

Adjustments to Reconcile Income (Loss) from Continuing
  Operations to Net Cash Provided from (Used in)
  Continuing Operating Activities:
     Realized Capital Gains                             (32.0)        (21.0)
     Outstanding Losses and Loss Expenses              (110.7)         79.6
     Unearned Premiums                                   (8.1)         52.9
     Premiums Receivable                               (224.2)       (311.8)
     Reinsurance Recoverable                             30.7          16.7
     Prepaid Reinsurance Premiums                        (5.6)        (42.9)
     Reinsurance Receivables                            157.5          (7.4)
     Depreciation and Amortization                       12.3          10.6
     Other-Net                                           93.5          22.2
Net Cash Used in Continuing Operating Activities       (176.5)       (182.2)
Net Cash Used in Discontinuing Operating Activities      (0.5)         (5.8)
                                                       (177.0)       (188.0)

Cash Flows From Investing Activities:
Net Purchase of Property and Equipment                  (7.9)         (12.1)
Cost of Investments Purchased                         (955.0)      (1,734.1)
Proceeds from Investments Sold                         649.5        1,718.5
Proceeds from Investments Matured                      263.4          161.3
Net (Increase) Decrease in Long-Term Investments      (114.9)          25.1
Net Decrease (Increase) in Short-Term Investments      394.7          (32.3)
Increase in Net Receivable on
  Sale of Securities                                     -             (6.6)
Net Cash Provided from Investing Activities            229.8          119.8

Cash Flows From Financing Activities:
Proceeds from Treasury Shares Sold                       2.0            1.0
Dividends to Shareholders                              (13.6)         (13.9)
Issuance of Long-Term Debt                               -            150.0
Decrease in Short-Term Debt                             (5.9)         (60.6)
Other Increase in Long-Term Debt                          .9            1.0
Net Cash (Used in) Provided from
  Financing Activities                                 (16.6)          77.5

Net Increase in Cash and Cash Equivalents               36.2            9.3
Cash and Cash Equivalents at Beginning of Year          58.5          111.5
Cash and Cash Equivalents at End of Period           $  94.7       $  120.8


See Notes to Consolidated Financial Statements.


                         THE CONTINENTAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation
The consolidated financial statements include The Continental Corporation and its majority-owned subsidiaries (collectively, "Continental"). These financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates. In the opinion of management, all material adjustments have been made.

Note 2:  Investments
Fixed maturities available-for-sale consist of bonds and preferred stocks, presented at fair value, that management may not hold until maturity. Equity securities available-for-sale are comprised of common stocks and nonredeemable preferred stocks which are reported at fair value.

Other investments are comprised of money market instruments, mortgages receivable and certificates of deposit, which are reported at amortized cost; notes receivable, time deposits, federal funds sold and securities purchased under resale agreements, which are reported at cost; venture capital investments, which are reported at lower of cost or market; investments in minority affiliates, which are reported under the equity method of accounting; and investment in limited partnerships, which are reported at fair value. These other investments are classified as short term if their original maturity date is within one year of the balance sheet date. All investment transactions are recorded on the settlement date.

Realized gains and losses on the sales of investments are included as a component of revenues, based upon the specific identification method. Provisions for impairments of investments that are considered other than temporary are reported as realized capital losses. Unrealized gains and losses on investments reported at fair value, net of related deferred taxes, are reflected in shareholders' equity.

At March 31, 1994, Continental did not invest in the securities of any issuer, except securities issued/backed by U.S. or Canadian government agencies, in excess of 10% of total shareholders' equity.

Note 3:  Changes in Accounting Principles
The net cumulative effect of changes in accounting principles is comprised of the following:

(millions, except per share amounts)
                                                       Three months ended
                                                         March 31, 1993

Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                     $   (3)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                           5

Net Cumulative Effect of Changes in
  Accounting Principles                                      $    2


Per Common Share:
Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                       (0.06)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                         0.09

Net Cumulative Effect of Changes in
  Accounting Principles                                       $ 0.03

Note 3:  Changes in Accounting Principles, continued
Effective January 1, 1993, Continental adopted SFAS No. 112,
"Employers' accounting for Postemployment Benefits", Emerging Issues
Task Force Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts By Ceding and Assuming Enterprises" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

In addition, effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which did not change the way Continental accounts for investments or have a material impact on its 1993 financial results.

Note 4:  Restructuring Charge
First quarter 1994 net loss includes a $45 million restructuring charge to re-engineer the field claims operations of Continental's Agency & Brokerage division and several corporate staff units. The $45 million restructuring charge includes $29 million in severance and related benefits and $16 million in lease termination and other associated costs. These and other planned re-engineering efforts will eliminate 680 positions from a total company workforce of 12,255 employees as well as achieve business related expense savings. As of the date of this filing, 178 employees have been notified that their positions have been eliminated. Continental has also implemented additional cost saving measures in several employee benefit programs.
The purpose of this re-engineering is to improve service and achieve annual savings of about $75 million.

Note 5:  Income  Taxes
The provision for income taxes from continuing operations was as follows:

                                                Three Months Ended
(millions)                                          March 31,
                                                1994          1993
Current Tax Expenses (Benefit):
    U.S. Federal                             $  (23)        $    6
    State and Local                               -              -
    Foreign                                       -              -
Total Current Expenses (Benefit)                (23)             6

Deferred Tax Expenses (Benefit):
    U.S. Federal                             $    -         $    -
    Foreign                                      (2)             1
Total Deferred Expenses (Benefit)                (2)             1
Total Income Taxes (Benefit)                 $  (25)        $    7


In the first quarter 1994 and 1993 there was no reduction in income taxes through the utilization of tax net operating loss carryforwards and tax credit carryforwards.

Unused domestic net operating loss carryforwards at March 31, 1994, available for use in future years on a tax return basis, amount to $351 million for regular tax and expire at various stages through the year 2006. There are no operating loss carryforwards available for use in future years with respect to AMT.

Continental also has a foreign tax credit, general business credit and AMT credit carryforwards of $31 million, $10 million and $21 million respectively; the foreign tax and general business credits expire at various stages through the year 2000.


Note 5:  Income taxes, continued

Set forth below are the significant differences between the U.S.
federal income tax rate and the effective tax rates as reflected in the accompanying Consolidated Statements of Income:


                                                 Three Months Ended
                                                      March 31,
                                              (millions, except percentages)

                                               1994                  1993

                                                      % of               % of
                                                     Pretax            Pretax
                                            Amount   Income    Amount  Income
Income (Loss) from Continuing
  Operations Before Income Taxes           $ (115)            $   26


Statutory Federal Corporate Tax (Benefit)  $  (40)   (35%)    $    9      34%

Increases (Reductions) in
  Taxes Resulting from:
    Tax-Exempt Interest                        (6)    (5)         (5)    (19)
    Dividends Received Deduction               (1)    (1)         (2)     (8)
    Foreign Income at Higher Rates             (2)    (2)          3      12
    Change in Valuation Allowance              46     40           -       -
    Current Alternative Minimum Tax Benefit   (23)   (20)          -       -
    Other                                       1      1           2       8

Total Income Taxes (Benefit)               $  (25)   (22%)    $    7      27%


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and March 31, 1994, and the provision for deferred income taxes under SFAS #109 for the three months ended March 31, 1994 and 1993 are presented on pages 10 and 11.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $136 million at December 31, 1993. The net change in the valuation allowance for deferred tax assets was an increase of $46 million, resulting in a $182 million valuation allowance at March 31, 1994.



Note 5:  Income Taxes, continued


                                                    Deferred
(millions)                         Balance        Tax(Expense)    Balance
                              December 31,  1993    Benefit     March 31, 1994
Deferred Tax Assets:
Unearned Premium Reserve             $ 127          $  (1)           $ 126
Loss Reserve Discounting               245              1              246
Adoption of SFAS No. 106                70              -               70
Net Operating Loss Carryforward         -              45               45
Tax Credit Carryforwards                73              -               73
Real Estate Basis Differences           47             (1)              46
Allowance for Bad Debts                 16              1               17
Capital Leases                          15              -               15
Provision for Early Retirement          15              -               15
Other Items                             28              -               28

Total Gross Deferred Tax Assets        636             45              681

Valuation Allowance                   (136)           (46)            (182)

Net Deferred Tax Assets                500             (1)             499


Deferred Tax Liabilities:
Deferred Acquisition Costs             154              1              153
Accrual for Retrospectively             13              1               12
  Rated Premiums
Audit Premiums                          43              -               43
Installment Receivables                 18              -               18
Other Items                             65              1               64

Total Gross Deferred
  Tax Liabilities                      293              3              290

Net Deferred Tax Asset before
  Unrealized Appreciation              207              2              209

Deferred Taxes on Unrealized
  Appreciation                        (165)             -              (40)

Deferred Tax Asset                   $  42          $   2            $ 169




Note 5:  Income Taxes, continued


                                                    Deferred
(millions)                         Balance        Tax(Expense)    Balance
                              December 31, 1992     Benefit     March 31, 1993
Deferred Tax Assets:
Unearned Premium Reserve             $ 112          $   1            $ 113
Loss Reserve Discounting               269             56              325
Adoption of SFAS No. 106                68             -                68
Net Operating Loss Carryforward         -              20               20
Tax Attribute Carryforwards             76            (20)              56
Real Estate Basis Differences           50             -                50
Allowance for Bad Debts                 22             -                22
Capital Leases                          15             -                15
Provision for Early Retirement          14             -                14
Other Items                             35             (3)              32

Total Gross Deferred Tax Assets        661             54              715

Valuation Allowance                   (159)            -              (159)

Net Deferred Tax Assets                502             54              556


Deferred Tax Liabilities:
Deferred Acquisition Costs             140             (1)             141
Accrual for Retrospectively             13              -               13
  Rated Premiums
Audit Premiums                          42              -               42
Discounted Reserves for
  Workers' Compensation                  -            (24)              24
Installment Receivables                 15              -               15
Other Items                             92            (30)             122

Total Gross Deferred
  Tax Liabilities                      302            (55)             357

Net Deferred Tax Asset before
  Unrealized Appreciation              200             (1)             199

Deferred Taxes on Unrealized
  Appreciation                        (101)             -             (147)

Deferred Tax Asset                   $  99          $   -            $  52






Note 6:  Long-Term Debt
In March 1993, Continental completed a public offering of $150 million of 7.25% Notes due March 1, 2003. These Notes
(which provided $148 million of a total $346 million in cash, net of offering and underwriting costs) were sold under Continental's shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission.
Continental may sell additional debt securities (with varying maturities, interest rates and other terms) under the shelf registration from time to time over the next twelve months as market conditions warrant. During first quarter 1993, Continental used $50 million of proceeds from sales under the shelf registration to reduce parent company short-term borrowings.
In July, 1993 Continental used $282 million of net proceeds to retire its outstanding 9 3/8% Notes. Continental intends to register for the sale of up to an additional $100 million of debt securities. Continental plans to use the net proceeds from any subsequent sales to further reduce its short-term borrowings.

Note 7:  Preferred Stock
The Series A and Series B preferred stocks are convertible into common stock at the rate of 2.2 shares of common stock for each share of preferred stock. The number of common shares reserved for conversion of these preferred stocks is 120,089.

Note 8:  Employee Stock Options and Performance Awards
Continental has a Long-Term Incentive Plan under which it grants performance awards and issues stock options to key employees. Nine million shares of common stock, the maximum number of shares which may be issued under the Plan, have been reserved for issuance. Continental has granted both incentive stock options and nonqualified stock options under the Plan.
No stock option has been granted with an exercise price below the market price of Continental's common stock at the time of grant.

Performance awards are payable in either cash or shares of Continental's common stock in amounts based on Continental's performance for four-year award cycles determined by the Compensation Committee of the Board of Directors. As of March
31, 1994, 727,341 of such shares were reserved for possible payment of such awards.

The stock options are accounted for as common stock equivalents and are used in computing earnings per share. Options for 4,565,718 shares
(at a weighted average exercise price of $29.74 per share) were outstanding, of which 2,737,088 were then exercisable. During the three months ended March 31, 1994, options for 4,700 shares were exercised.

Note 9:  Discontinued Operations
In December 1993, Continental completed the sale of its premium financing operations, AFCO Credit Corporation, AFCO Acceptance Corporation and their Canadian affiliate CAFO Inc., to Mellon Bank Corporation. Continental realized a $36 million gain from this sale, net of income taxes. The 1993 results and net assets of these premium financing operations, which were previously reported in the Corporate & Other Operations segment, have been classified as discontinued in the accompanying Consolidated Financial Statements. Also included in discontinued operations are the traditional assumed reinsurance and marine reinsurance businesses, as well as, the indigenous international and international marine insurance businesses which were discontinued in 1992. Continental intends to run-off the reserves of certain of these discontinued insurance operations and sell the remaining insurance operations.


The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results of the discontinued operations were as follows:


Note 9:  Discontinued Operations, continued

Insurance Operations

                                                 Three Months Ended
                                                       March 31,
(millions)                                       1994          1993

Total Revenues                                  $ 180         $ 117
Total Expenses                                    180           117

Income before Income Taxes                         -             -
Income Taxes                                       -             -

Income (Loss) from
Discontinued Operations                         $  -          $  -


Premium Financing Operations

                                                 Three Months Ended
                                                      March 31,

(millions)                                       1994          1993

Total Revenues                                  $  -          $  25
Total Expenses                                     -             20

Income before Income Taxes                         -              5
Income Taxes                                       -              1

Income from Discontinued
  Premium Financing Operations                  $  -          $   4



Net assets of discontinued insurance operations at March 31, 1994 and December 31, 1993 were as follows:

Insurance Operations
                                              March 31,     December 31,
    (millions)                                 1994            1993

Assets
Cash and Investments                         $1,030          $1,167
Other Assets                                    654             528
                                              1,684           1,695
Liabilities
Outstanding Losses and Loss Expenses          1,314           1,346
Unearned Premiums                                 2               3
Other Liabilities                               301             261
                                              1,617           1,610
Net Assets                                   $   67          $   85



Note 10. Commitments and Contingencies (Outstanding Losses and Loss Expenses) Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves for asbestos-related, other toxic tort and environmental pollution claims of $267 million at March 31, 1994 ($275 million at March 31, 1993). Included in Continental's reinsurance assets are amounts due for asbestos-related, other toxic tort and environmental pollution claims of $103 million at March 31, 1994
($96 million at March 31, 1993). Net losses and loss expenses include charges for asbestos-related, other toxic tort and environmental pollution claims of $18 million for both first quarter 1994 and 1993.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product liability coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

Continental does not establish reserves for unreported asbestos-related, other toxic tort and environmental pollution claims because of significant uncertainties, which do not allow liabilities to be reasonably estimated. Such uncertainties include difficulties in determining the frequency and severity of such potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language. At this time, the future financial impact of unreported asbestos-related, other toxic tort and environmental pollution claims cannot be reasonably estimated, and no assessment can be made with respect to the ultimate impact thereof on Continental's results of operations or financial condition in the future although this impact could be material.

The actuarial profession is addressing environmental liabilities
(e.g., unreported asbestos-related, other toxic tort and environmental pollution claims) and is in the initial stage of developing standards, but has not yet scheduled publication of a discussion draft. Other uncertainties may be clarified through the debate, extension or modification of the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) in 1994. Congress is considering legislation based upon a modification of the Clinton Administration's proposed Superfund Reform Act. The legislation would amend Superfund and establish an environmental insurance fund which would have the authority to make offers to settle insurance coverage claims for Superfund liabilities recognizing the intended use of sites. The fund would be financed by taxes on property and casualty insurance companies. These developments will continue to be monitored and assessed by Continental.

Note 11:  Subsequent Event (Planned Sales of Subsidiaries)
Continental has announced its intention to sell Continental Canada, a major property and casualty insurer in Canada; and Casualty Insurance, the leading writer of workers' compensation in Illinois with operations in neighboring mid-west states and California.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business Operations: Continental's principal business is property and casualty insurance. These Insurance Operations are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. The results of Continental's non-insurance operations, including investment management, claims adjusting and risk management, are reported in the Corporate & Other Operations segment. Insurance Operations generated 98% of first quarter
1994 consolidated revenues, including 86% from premiums earned and 12% from investment activities (net investment income and realized capital gains). In 1993, Continental sold its premium financing operations; the results of which are reported as discontinued.

Results of Operations - First quarter 1994 compared with first quarter 1993.

Summary: The net result for first quarter 1994 was a $90 million loss from continuing operations, including a one-time $45 million charge to restructure the field claims operations and several corporate staff units. This restructuring and other cost saving measures are expected to produce annual savings of about $75 million (see "Restructuring Charge"). The net result for first quarter 1993 included $19 million of income from continuing operations, $3 million of income from discontinued operations and a $2 million benefit from the cumulative effect of changes in accounting principles.

Insurance Operations: Insurance Operations had a first quarter 1994 loss before income taxes of $100 million, $137 million worse than first quarter 1993. First quarter underwriting results were down $139 million while investment results improved $2 million, including an $11 million increase in realized capital gains and a $9 million decrease in net investment income.

The $139 million decrease in underwriting results was primarily due to a substantial increase in weather-related losses not officially designated as catastrophic, a substantial increase in large losses, a $15 million increase in catastrophe losses, and the $45 million restructuring charge ($26 million in loss expenses and $19 million in insurance operating expenses). Premiums earned increased $55 million, primarily due to growth in commercial and personal package business and certain specialty commercial lines resulting from both price increases and a modest acceptance of new risk. Losses and loss expenses increased $155 million, primarily due to the aforementioned increases in non-catastrophe weather-related losses, large losses and catastrophe losses; the restructuring charge; inflation in loss costs; and the increase in the amount of risk accepted. Insurance operating expenses increased $39 million, primarily due to the restructuring charge, modest growth in business written, and a $10 million decrease in servicing carrier income (which is recorded as a reduction in commission expenses) reflecting a decrease in the amount of business serviced.

First quarter 1994 underwriting results included pretax catastrophe losses of $99 million, compared with $84 million in first quarter 1993. The first quarter 1994 catastrophe losses included
$43 million from January snow and ice storms and $30 million from the California earthquake; the first quarter 1993 catastrophe losses included $44 million from the East Coast blizzard.

The insurance segments' first quarter premiums earned and underwriting results were as follows:

(millions)
                                 Premiums Earned     Underwriting Results

INSURANCE SEGMENT*                 1994     1993        1994       1993
Agency & Brokerage Commercial    $  522   $  497      $ (169)    $  (74)
Agency & Brokerage Personal         226      210         (45)       (22)
Specialized Commercial              356      342         (37)       (16)
Total Insurance Operations       $1,104   $1,049      $ (251)    $ (112)

* Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.


The Agency & Brokerage Commercial segment's first quarter 1994 underwriting results were $95 million worse than first quarter 1993, primarily due to a substantial increase in non-catastrophe weather-related losses, a substantial increase in large losses, a $17 million increase in catastrophe losses, and the segment's $29 million share of the restructuring charge ($17 million in loss expenses and $12 million in insurance operating expenses). Premiums earned increased $25 million, primarily due to both price increases and a modest acceptance of new risk primarily in the commercial package line. Losses and loss expenses increased $95 million, primarily due to the aforementioned increases in non-catastrophe weather-related losses, large losses and catastrophe losses; the restructuring charge; inflation in loss costs; and the increase in the amount of risk accepted.
Insurance operating expenses increased $25 million, primarily due to the restructuring charge and a $10 million decrease in servicing carrier income.

The Agency & Brokerage Personal segment's first quarter 1994 underwriting results were $23 million worse than first quarter
1993, primarily due to a $10 million increase in catastrophe losses and the segment's $13 million share of the restructuring charge ($9 million in loss expenses and $4 million in insurance operating expenses). Premiums earned increased $16 million, primarily due to an increase in the personal package line reflecting price increases partially offset by a small decrease in the acceptance of new risk. Losses and loss expenses increased $27 million, primarily due to the aforementioned increase in catastrophe losses; the restructuring charge; an increase in non-catastrophe weather-related losses and inflation in loss costs.
These increases were partially offset by better loss experience in the personal lines coverages not subject to catastrophes. Insurance operating expenses increased $12 million, including the restructuring charge.

The Specialized Commercial segment's first quarter 1994 underwriting results were $21 million worse than first quarter
1993, primarily due to a substantial increase in large losses partially offset by a $12 million decrease in catastrophe losses. Premiums earned increased $14 million, due to both price increases and acceptance of new risk in certain lines. Premiums earned increased $16 million in specialty casualty, $15 million in domestic marine and $14 million in workers' compensation in selected markets. These increases were partially offset by a $25 million decrease in multinational business and a $12 million decrease in customized financial coverages. Losses and loss expenses increased $33 million, despite the decrease in catastrophe losses, primarily due to the aforementioned increase in large losses, inflation in loss costs and the increase in the amount of risk accepted. Insurance operating expenses increased $2 million primarily due to the segment's share of the restructuring charge.

First quarter 1994 net investment income for Insurance Operations was $119 million, down $9 million from first quarter 1993, primarily due to the reinvestment of proceeds from sales, redemptions and maturities of fixed income securities into lower available short-term and intermediate-term yields. Fixed income securities include short-term investments, fixed maturities investments and nonredeemable preferred stock and comprise 86% of Continental's investments.

First quarter 1994 realized capital gains for Insurance Operations were $32 million, compared with $21 million for first quarter
1993. Sales of appreciated securities in the fixed income portfolio produced $16 million of net realized capital gains, compared with $13 million in first quarter 1993. Sales of appreciated securities in the common stock portfolio produced $16 million of net realized capital gains, compared with $8 million in first quarter 1993.

Corporate & Other Operations: Corporate & Other Operations had a first quarter 1994 loss before income taxes of $15 million, $4 million worse than first quarter 1993, primarily due to a $10 million decrease in investment income partially offset by a $5 million decrease in corporate interest expense.

Income Taxes: In first quarter 1994, Continental recorded federal and foreign income tax benefits of $23 million and $2 million, respectively, but virtually no state and other income tax benefit or expense. In first quarter 1993, Continental recorded federal and foreign income tax expenses of $6 million and $1 million, but virtually no state and other income tax benefit or expense. The first quarter 1994 income tax benefits reflect the quarter's operating losses.

Discontinued Operations: In first quarter 1993, discontinued premium financing operations had income, net of income taxes, of $4 million.

Other Developments

Economic Issues: Price levels in the property and casualty insurance markets are cyclical and materially affect Continental's underwriting results. Continental's strategy is to write business in those areas in which management believes Continental has a competitive advantage. The property and casualty industry's apparent capacity to provide insurance coverage, at present, substantially exceeds demand for that coverage. Despite the first quarter 1994 decline in the domestic stock and bond markets, the overall strength of these markets during the current pricing cycle continues to exacerbate the perception of overcapacity by increasing the value of the industry's investments. It is not possible to determine when the insurance markets will permit more adequate pricing. During first quarter 1994, Continental's premiums written (which will be earned ratably over the term of the applicable policies) increased a modest 3% over first quarter 1993. The slowdown in growth from 1993's 12% increase in premiums written reflects more competitive pricing for new business in certain lines and Continental's unwillingness to write business when management believes that prices are inadequate relative to loss costs. Continental will continue its efforts to obtain adequate prices; increase writings in its commercial and personal package business and certain specialty commercial lines; and control costs. Premiums, net income and cash flow will depend on the degree to which Continental successfully implements its strategy.

Inflation generally increases the cost of losses covered by insurance contracts. However, the effect of inflation varies by line of business. Since the overall rate of inflation has been relatively constant and historically normal in recent years, such effects have been less significant than in previous years, except in medical care costs. The medical cost inflation rate, while now generally decreasing in anticipation of enactment of a comprehensive health care reform program, is still higher than the overall inflation rate. Lines of insurance involving medical care costs, such as automobile, workers' compensation and medical malpractice, comprised 41% of Continental's 1994 first quarter premiums earned. The method used by Continental to estimate individual case reserves and reserves for unreported claims implicitly considers the effect of inflation in the projection of ultimate costs.

Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims:
Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves for asbestos-related, other toxic tort and environmental pollution claims of $267 million at March 31, 1994
($275 million at March 31, 1993). Included in Continental's reinsurance assets are amounts due for asbestos-related, other toxic tort and environmental pollution claims of $103 million at March 31, 1994 ($96 million at March 31, 1993) (see "Reinsurance"). Net losses and loss expenses include charges for asbestos-related, other toxic tort and environmental pollution claims of $18 million for both first quarter 1994 and 1993.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product liability coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

Continental does not establish reserves for unreported asbestos-related, other toxic tort and environmental pollution claims because of significant uncertainties, which do not allow liabilities to be reasonably estimated. Such uncertainties include difficulties in determining the frequency and severity of such potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language. At this time, the future financial impact of unreported asbestos-related, other toxic tort and environmental pollution claims cannot be reasonably estimated, and no assessment can be made with respect to the ultimate impact thereof on Continental's results of operations or financial condition in the future although this impact could be material.

The actuarial profession is addressing environmental liabilities
(e.g., unreported asbestos-related, other toxic tort and environmental pollution claims) and is in the initial stage of developing standards, but has not yet scheduled publication of a discussion draft. Other uncertainties may be clarified through the debate, extension or modification of the Comprehensive Environmental Response, Compensation, and Liability
Act (Superfund) in 1994. Congress is considering legislation based upon a modification of the Clinton Administration's proposed Superfund Reform Act. The legislation would amend Superfund and establish an environmental insurance fund which would have the authority to make offers to settle insurance coverage claims for Superfund liabilities recognizing the intended use of sites. The fund would be financed by taxes on property and casualty insurance companies. These developments will continue to be monitored and assessed by Continental.

Restructuring Charge: First quarter 1994 underwriting results included a $45 million restructuring charge to re-engineer the field claims operations of Continental's Agency & Brokerage division and several corporate staff units. The $45 million restructuring charge includes $29 million in severance and related benefits and $16 million in lease termination and other associated costs. These and other planned re-engineering efforts will eliminate 680 positions from a total company workforce of 12,255 employees as well as achieve business-related expense savings. As of the date of this filing, 178 employees have been notified that their positions have been eliminated. Continental has also implemented additional cost saving measures in several employee benefit programs. The purpose of this re-engineering is to improve service and achieve annual savings of about $75 million.

Planned Sales of Subsidiaries: Continental has announced its intention to sell Continental Canada, a major property and casualty insurer in Canada; and Casualty Insurance, the leading writer of workers' compensation in Illinois with operations in neighboring mid-west states and California.

Continental believes that the sales of these subsidiaries and the restructuring described above will further increase its competitive strength and provide additional capital for its strategic lines of business.

Discontinued Operations: In December 1993, Continental completed the sale of its premium financing operations, AFCO Credit Corporation, AFCO Acceptanc e Corporation and their Canadian affiliate CAFO Inc., to Mellon Bank Corporation. Continental realized a $36 million gain from this sale, net of income taxes. The 1993 results and net assets of these premium financing operations, which were previously reported in the Corporate & Other Operations segment, have been classified as discontinued in the accompanying Consolidated Financial Statements.

New Accounting Pronouncements: Effective January 1, 1993, Continental adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits,
" Emerging Issues Task Force issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The cumulative change to Continental's results for first quarter 1993 from these adoptions was a net benefit of $2 million.

In addition, effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which did not change the way Continental accounts for investments or have a material impact on its 1993 financial results.

Financial Resources and Liquidity

Cash Flow Analysis: Operating activities for first quarter 1994 used $176 million in cash and cash equivalents, whereas operating activities for first quarter 1993 used cash and cash equivalents of $182 million. The principal causes for the decrease in cash used by operations were a $119 million increase in premiums collected, a $20 million increase in investment income received and a $33 million decrease in underwriting expenses paid, partially offset by a $166 million increase in losses and loss expenses paid.

Investing activities for first quarter 1994 provided $230 million in cash and cash equivalents, whereas investing activities for first quarter 1993 provided $120 million in cash and cash equivalents. Increases in investments are reported as uses of cash and cash equivalents, and proceeds from sales, redemptions and maturities of investments are reported as provisions of cash and cash equivalents. The increase in cash provided by investing activities is primarily due to higher 1994 net sales of securities as a result of decreased cash provided by financing activities.

Financing activities for first quarter 1994 used $17 million in cash and cash equivalents, whereas financing activities for first quarter 1993 provided cash and cash equivalents of $77 million. Increases in borrowings are reported as provisions of cash and cash equivalents, while decreases in borrowings and payments of dividends are reported as uses of cash and cash equivalents.
The increase in cash used by financing activities is primarily due to a $6 million reduction in short-term borrowings in first quarter 1994 and the issuance of $150 million of Notes in first quarter 1993, partially offset by a $60 million reduction in short-term borrowings in first quarter 1993. In addition, dividends paid to shareholders amounted to $14 million for both first quarter 1994 and 1993.

As a result of the operating, investing and financing activities described above, cash and cash equivalents provided by continuing operations increased $22 million from first quarter 1993.

Liquidity: To meet its cash obligations, including claims payments, operating expenses, interest and principal payments on debt, declared shareholder dividends and taxes, Continental holds cash reserves, short-term money market instruments and other fixed income securities with maturities of less than one year.

In March 1993, Continental sold $150 million of a total of $350 million of Notes (which provided $148 million of a total
$346 million in cash, net of offering and underwriting costs) outstanding under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission.
During 1993, Continental used $282 million of the net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term borrowings. Continental intends to sell an additional $50 million of debt securities under its existing shelf registration and to register for the sale of up to an additional $100 million of debt securities. It plans to use the net proceeds from these sales to further reduce its short-term borrowings.

During first quarter 1994, Continental's insurance subsidiaries paid it $31 million in dividends. Several states in which these insurance subsidiaries are domiciled have enacted more stringent dividend restrictions based on percentages of surplus and net income from operations. These restrictions will, under certain circumstances, significantly reduce the maximum amount of dividends and other distributions payable to Continental by its subsidiaries without approval by state regulatory authorities.
To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions. Under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its insurance subsidiaries during the year ending December 31, 1994 without regulatory approval is estimated to be $207 million in addition to the $31 million paid during first quarter 1994. Continental anticipates that dividends from its insurance subsidiaries, together with cash from other sources, will enable it to meet its obligations for interest and principal payments on debt, corporate expenses, declared shareholder dividends and taxes in 1994.

In 1993, Continental entered into a revolving credit facility, providing for borrowings of up to $150 million from a syndicate of banks. Funds borrowed through the facility may be used for general corporate purposes, but Continental intends to use the facility primarily as an alternative to existing sources of short-term borrowings. At March 31, 1994, Continental had not borrowed any funds through the facility.

Investments: Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Standard & Poor's rating of AA (or its Moody's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $6,642 million at March 31, 1994 (compared with a fair value of $6,362 million at March 31, 1993) and included mortgage-backed securities with a fair value of $1,271 million and an amortized cost of $1,295 million at March 31, 1994 (compared with a fair value of $1,069 million and an amortized cost of $1,043 million at March 31, 1993). Continental's mortgage-backed securities have an average Standard & Poor's rating of AAA (or its Moody's equivalent) and an average life of 6.0 years. Continental has an insignificant investment in collateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate.

At March 31, 1994, the fixed maturities portfolio included an immaterial amount of securities, the fair value of which is expected to be lower than their carrying value for more than a temporary period; such investments have been recorded in the accompanying Consolidated Balance Sheets at their net realizable value.

Continental also maintains an equity securities portfolio, the fair value of which was $735 million at March 31, 1994. At
March 31, 1994, Continental also had a $109 million investment in privately placed direct mortgages, which are included in the balance sheet caption "Other Long-Term Investments."

Unrealized appreciation on investments decreased $357 million, before income taxes, from December 31, 1993. Unrealized appreciation on fixed maturities decreased $316 million. Unrealized appreciation on common stocks decreased $43 million, while unrealized appreciation on nonredeemable preferred stocks decreased $4 million. Unrealized appreciation on other long-term investments increased $6 million. In addition, unrealized appreciation on investments held by discontinued operations decreased $28 million, before income taxes, from December 31, 1993.


Continental's book value per share at March 31, 1994 was $32.37, compared with $39.40 at December 31, 1993, reflecting a $4.52 per share decline in the net unrealized appreciation of investments (primarily due to the rise in interest rates during first quarter 1994), the $1.62 per share first quarter 1994 loss, a $0.64 per share worsening of the foreign currency translation adjustment and a $0.25 per share shareholder dividend payment.

Reinsurance: In the ordinary course of business, Continental cedes business to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not relieve Continental of its obligations to its insureds. Continental reviews the creditworthiness of its reinsurers on an ongoing basis.
To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers who do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning its reinsurance claims.
In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes these net recoveries to be probable.

Continental has in place various reinsurance arrangements with respect to its current operations. These arrangements are subject to retentions, coverage limits and other policy terms. Some of the principal treaty arrangements which are presently in effect are an excess of loss treaty reducing Continental's liability on individual property losses, a blanket casualty program reducing Continental's liability on third party liability losses, a clash casualty program reducing Continental's liability on multiple insured/single event losses, and a property catastrophe program, with a net retention of $50 million in both 1994 and 1993, reducing its liability from catastrophic events. Continental also uses individual risk facultative and other facultative agreements to further reduce its liabilities.

Sale of Premiums Receivable: In December, 1993, Continental sold
$513 million of premiums receivables balances. This sale accelerated the cash flow from the sold receivables, increasing cash provided by operations in 1993, but reducing cash by $259 million for first quarter 1994, when this portion of the receivables would have been collected. As a result, the balance sheet caption "Premiums Receivable" at March 31, 1994 is lower by $254 million than it otherwise would have been. In the event that the receivables are not collected, Continental's credit risk is limited to the amount that the purchasers of such receivables hold as a deposit ($15 million at March 31, 1994).






                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.



There were no matters submitted to a vote of security-holders during the three months ended March 31, 1994.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


See the Exhibit Index included herein.

(b)  Reports on Form 8-K


No reports on Form 8-K were filed during the period covered by this report.





                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Continental Corporation
                                              (Registrant)




Dated:  May 13, 1994                    By s\William A. Robbie
                                             William A. Robbie
                                             Vice President and
                                             Chief Accounting Officer





Mr. Robbie has signed this Report on behalf of the Registrant in his capacity as a duly authorized officer and as the chief accounting officer of the Registrant.







                                 EXHIBIT INDEX



The following is a list of exhibits hereto required to be filed by
Item 601 of Regulation S-K.




Exhibit No.


    (11)      Statement Re:  Computation of Per Share Earnings.   Exhibit 1




                                                                  EXHIBIT 1
                       THE CONTINENTAL CORPORATION
            STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
             (millions, except share and per share amounts)


                                                  Three Months Ended
                                                       March 31,

                                                  1994          1993

Income (Loss) from Continuing Operations        $  (89.9)    $  18.9

Adjusted for:
  Preferred Stock Dividends                           -          0.8

Income (Loss) from Continuing Operations
  Available to Common Shareholders                 (89.9)       18.1


Income (Loss) from Discontinued
  Operations, Net of Income Taxes                     -          3.7

Income (Loss) Available to Common
  Shareholders before Net
  Cumulative Effect of Changes
  in Accounting Principles                         (89.9)       21.8

Net Cumulative Effect of Changes
  in Accounting Principles                            -          1.6


Net Income (Loss) Available
  to Common Shareholders                        $  (89.9)    $  23.4




Weighted Average Shares of
  Common Stock Outstanding:

    Primary                                   55,417,104   55,003,579
    Fully Diluted                             55,538,335   55,579,935


                                                                 (Continued)






                                                                   EXHIBIT 1
                            THE CONTINENTAL CORPORATION
            STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS, CONTINUED
                 (millions, except share and per share amounts)


                                                  Three Months Ended
                                                      March 31,
                                                  1994          1993

Earnings Per Share:

Income (Loss) Per Common Share
  from Continuing Operations

    Primary (1)                               $  (1.62)       $  0.33
    Fully Diluted (2)                         $  (1.62)       $  0.33

Income (Loss) from Discontinued
  Operations, Net of Income
  Taxes

    Primary (1)                                    -          $ 0.07
    Fully Diluted (2)                              -          $ 0.07


Net Cumulative Effect of Changes
  in Accounting Principles

    Primary (1)                                    -          $ 0.03
    Fully Diluted (2)                              -          $ 0.03


Net Income Per Common Share

    Primary (1)                               $  (1.62)       $ 0.43
    Fully Diluted (2)                         $  (1.62)       $ 0.43




(1) Per share amounts are computed on the weighted average number of common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and shares which would become issuable pursuant to performance awards. Dividend requirements on all preferred shares are deducted from earnings to derive common earnings, upon which primary per share earnings are based.

(2) Fully diluted per share amounts are computed on the weighted average number of common equivalent shares outstanding during the period, increased by the assumed conversion of all convertible securities as of the beginning of each period. Fully diluted earnings amounts are based on earnings after deduction of preferred dividends on shares which are not convertible, but before deduction of dividends on convertible preferred shares.



                                                Exhibit 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
The Continental Corporation:

We consent to incorporation by reference in the registration statement No. 33-43824 on Form S-3 of The Continental Corporation and the registration statement No. 2-97474 on Form S-8 of The Continental Corporation of our reports dated February 10, 1994, relating to the consolidated balance sheets of The Continental Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993, which reports appear in or are incorporated by reference in the December 31, 1993 annual report on Form 10-K of The Continental Corporation.

Our reports refer to The Continental Corporation and subsidiaries change in methods of accounting for multiple-year retrospectively rated reinsurance contracts and for the adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993. The Continental Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes,"in 1992.




                              KPMG Peat Marwick



New York, New York
March 25, 1994