Form 10-Q
period 1994-06-30
CONTINENTAL CORP
filed 1994-08-15
CIK 24011

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

                          Yes  X          No

     The number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1994 is as follows:

                   55,462,819 shares of Common Stock





                           Page 1 of 28 Pages
                 The Exhibit Index is located on Page 26







                       THE CONTINENTAL CORPORATION

                                  INDEX

                                                               Page

Part I- Financial Information

  Item 1 - Financial Statements:

         Consolidated Statements of Income - Three and
              Six Months Ended June 30, 1994 and 1993          3 - 4

         Consolidated Balance Sheets -
              June 30, 1994 and December 31, 1993                5

         Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1994 and 1993            6

         Notes to Consolidated Financial Statements            7 - 14

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                15 - 23

Part II - Other Information                                        24

Signature                                                          25

Exhibit Index                                                      26

Exhibit 1                                                     27 - 28







                      THE CONTINENTAL CORPORATION
                    Part I - Financial Information
                     Item 1 - Financial Statements
                   CONSOLIDATED STATEMENTS OF INCOME
             (millions, except share and per share amounts)


                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                  1994        1993        1994       1993

Revenues:
Premiums                       $1,164.8    $1,082.1     $2,268.9   $2,131.3
Net Investment Income             129.1       130.5        251.2      271.6
Realized Capital Gains (Losses)    (6.6)       62.5         25.4       83.5
Other Revenues                     24.6        28.5         46.4       50.7
    Total Revenues              1,311.9     1,303.6      2,591.9    2,537.1

Expenses:
Losses and Loss Expenses          891.3       822.8      1,869.3    1,646.3
Insurance Operating Expenses      367.1       347.8        744.3      685.8
Other Expenses                     35.1        35.0         66.0       66.7
Interest on Corporate Borrowings    9.5        15.3         18.3       29.4
    Total Expenses              1,303.0     1,220.9      2,697.9    2,428.2

Income (Loss) from Continuing
  Operations before Income Taxes    8.9        82.7       (106.0)     108.9

Income Taxes (Benefits):
     Current                        4.1        13.1        (18.6)      19.9
     Deferred                      (1.1)        1.8         (3.4)       2.3
     Total Income Taxes (Benefits)  3.0        14.9        (22.0)      22.2

Income (Loss) from Continuing
  Operations                        5.9        67.8        (84.0)      86.7

Income from Discontinued
  Operations, Net of Income
  Taxes                              -          4.0           -         7.7

Income (Loss) before Net
  Cumulative Effect of Changes
  in Accounting Principles          5.9        71.8        (84.0)      94.4

Net Cumulative Effect of Changes
  in Accounting Principles           -           -            -         1.6

Net Income (Loss)                  $5.9       $71.8       $(84.0)     $96.0

Net Income (Loss) Available
  to Common Shareholders           $5.8       $71.0       $(84.1)     $94.4


See Notes to Consolidated Financial Statements.
                                                                 (Continued)



                            THE CONTINENTAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
                 (millions, except share and per share amounts)


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                1994         1993        1994        1993

Per Common Share:

Income (Loss) from
  Continuing Operations        $0.10        $1.22      $(1.52)      $1.54

Income from Discontinued
  Operations, Net of Income
  Taxes                           -         $0.07          -        $0.14

Net Cumulative Effect of
  Changes in Accounting
  Principles                      -           -            -        $0.03

Net Income (Loss)              $0.10        $1.29      $(1.52)      $1.71

Dividends Declared             $0.25        $0.25      $ 0.50       $0.50


Weighted Average Shares
  of Common Stock
  Outstanding             55,446,008   55,113,707  55,404,678   55,083,578




See Notes to Consolidated Financial Statements.







                       THE CONTINENTAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      (millions, except par values)

                                          June  30,          December 31,
                                            1994                 1993

Assets:
Investments:
  Fixed Maturities Available-for-Sale
  at Fair Value (Amortized Cost:
  1994-$6,325.3; 1993-$6,615.9)           $6,137.6            $6,916.4
Equity Securities Available-for-Sale
  at Fair Value (Cost: 1994-$606.4;
  1993-$600.0)                               710.6               759.1
Other Long-Term Investments at Fair
  Value (Cost: 1994-$596.1;
  1993-$387.9)                               602.2               395.9
Other Short-Term Investments                 430.5             1,071.0
  Total Investments                        7,880.9             9,142.4
Cash and Cash Equivalents                     87.9                58.5
Premiums Receivable                        1,510.5             1,021.0
Accrued Interest and Dividends               117.6               160.7
Reinsurance Receivables                    3,289.5             3,152.9
Prepaid Reinsurance Premiums                 352.3               321.5
Reinsurance Recoverable                      220.4               329.0
Deferred Policy Acquisition Costs            512.0               494.0
Property and Equipment, Net                  454.8               463.5
Deferred Tax Asset                           210.2                41.7
Other Assets                                 617.3               790.1
Net Assets of Discontinued Operations         51.8                84.6
     Total Assets                        $15,305.2           $16,059.9

Liabilities:
Outstanding Losses and Loss Expenses      $9,218.8            $9,068.7
Unearned Premiums                          2,517.9             2,409.7
Short-Term Debt                              223.3               229.1
Long-Term Debt                               777.5               774.4
Accounts Payable and Accrued Expenses         79.12              107.9
Accrued Employee Benefits                    301.1               308.3
Other Liabilities                            542.0               978.7
     Total Liabilities                    13,659.7            13,876.8

Commitments and Contingencies                  -                   -

Shareholders' Equity:
Preferred Stock     - $4 par value             0.3                 0.3
Common Stock   - $1 par value                 65.7                65.7
Paid-in Capital                              612.1               613.2
Retained Earnings                          1,500.8             1,612.5
Net Unrealized Appreciation
  (Depreciation) of Investments             (100.1)              322.1
Cumulative Foreign Currency Translation
  Adjustment                                 (67.8)              (61.1)
Common Stock in Treasury at Cost            (365.5)             (369.6)
     Total Shareholders' Equity            1,645.5             2,183.1
     Total Liabilities, Commitments and
       Contingencies and Shareholders'
       Equity                            $15,305.2           $16,059.9

See Notes to Consolidated Financial Statements.





                       THE CONTINENTAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (millions)

                                                   Six Months Ended
                                                       June 30,
                                                   1994        1993
Cash Flows From Operating Activities:
Income (Loss) from Continuing Operations         $(84.0)      $86.7

Adjustments to Reconcile Income (Loss) from
  Continuing Operations to Net Cash Provided
  from (Used in) Continuing Operating
  Activities:
     Realized Capital Gains                       (25.4)      (83.5)
     Outstanding Losses and Loss Expenses         150.1       (14.8)
     Unearned Premiums                            108.2       132.8
     Premiums Receivable                         (489.5)     (558.0)
     Reinsurance Recoverable                      108.6        27.7
     Prepaid Reinsurance Premiums                 (30.8)      (53.2)
     Reinsurance Receivables                     (136.6)       51.7
     Depreciation and Amortization                 22.4        21.2
     Other-Net                                   (276.0)      151.5
Net Cash Used in Continuing Operating
  Activities                                     (653.0)     (237.9)
Net Cash Used in Discontinuing Operating
  Activities                                        -          (4.8)

                                                 (653.0)     (242.7)


Cash Flows From Investing Activities:
Net Purchase of Property and Equipment            (13.7)      (20.5)
Cost of Investments Purchased                  (1,969.5)   (3,463.6)
Proceeds from Investments Sold                  1,822.1     3,469.1
Proceeds from Investments Matured                 442.1       354.9
Net (Increase) Decrease in Long-Term
  Investments                                    (208.2)      (39.5)
Net Decrease (Increase) in Short-Term
  Investments                                     640.5       (67.1)

Increase in Net Receivable on
  Sale of Securities                                 -          2.0

Net Cash Provided from Investing Activities       713.3       235.3


Cash Flows From Financing Activities:
Proceeds from Treasury Shares Sold                  3.0         2.5
Dividends to Shareholders                         (27.7)      (28.9)
Issuance of Long-Term Debt                           -        146.4
Decrease in Short-Term Debt                        (5.8)      (70.2)
Other Increase in Long-Term Debt                   (0.4)         -
Net Cash (Used in) Provided from
  Financing Activities                            (30.9)       49.8

Net Increase in Cash and Cash Equivalents          29.4        42.4
Cash and Cash Equivalents at Beginning of
  Year                                             58.5       111.5
Cash and Cash Equivalents at End of Period        $87.9      $153.9



See Notes to Consolidated Financial Statements.




                       THE CONTINENTAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation
The consolidated financial statements include The Continental Corporation and its majority-owned subsidiaries (collectively, "Continental").
These financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates. In the opinion of management, all material adjustments have been made. Certain reclassifications have been made to the prior years' financial information to conform to the 1994 presentation.

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

Realized capital gains and losses on the sales of investments are included as a component of revenues, based upon the specific identification method. Provisions for impairments of investments that are considered other than temporary are reported as realized capital losses. Unrealized gains (net of related deferred taxes) and losses on investments reported at fair value are reflected in shareholders' equity.

At June 30, 1994, Continental did not invest in the securities of any issuer, except securities issued/backed by U.S. or Canadian government agencies, in excess of 10% of total shareholders' equity.

Note 3:  Changes in Accounting Principles
The net cumulative effect of changes in accounting principles is comprised of the following:

(millions, except per share amounts)                      Six Months Ended
                                                            June 30, 1993
Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                       $   (3)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                             5

Net Cumulative Effect of Changes in
  Accounting Principles                                        $    2

Per Common Share:
Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                       $(0.06)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                          0.09

Net Cumulative Effect of Changes in
  Accounting Principles                                        $ 0.03




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

Note 4:  Restructuring Charge
In March 1994, Continental's senior management approved plans to re-engineer the operations of Continental's Agency & Brokerage division (including home office and field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering are Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. These re-engineering efforts will eliminate 680 positions, from a total company workforce of 12,255 at year end 1993, as well as achieve business-related expense savings. As of the date of this filing, 199 employees have been notified that their positions have been eliminated. It is expected that these 680 positions will be eliminated within one year from the date of the plan's approval. The re-engineering efforts also include vacating leased space at 27 locations. Continental began vacating leased spaced in June 1994 and will continue to do so through December 1994. As of the date of this filling, eight of these locations have been vacated. Continental has also implemented additional cost saving measures in several employee benefit programs. Included in the re-engineering plan are severance packages for all affected employees as well as extended benefits and outplacement counseling for many of them. Underwriting results for the first six months of 1994 included a $45 million restructuring charge, including $29 million in expected severance and related benefits and $16 million in expected lease vacation and other associated costs.

Note 5:  Income  Taxes
The provision for income taxes from continuing operations was as follows:

                                                      Six Months Ended
(millions)                                                 June 30,
                                                       1994       1993

Current Tax Expenses (Benefit):
     U.S. Federal                                     $(21)       $17
     State and Local                                     1          1
     Foreign                                             1          2
Total Current Expenses (Benefit)                       (19)        20

Deferred Tax Expenses (Benefit):
     U.S. Federal                                       (1)         -
     Foreign                                            (2)         2
Total Deferred Expenses (Benefit)                       (3)         2

Total Income Taxes (Benefit)                          $(22)       $22







Note 5:  Income taxes, continued
In the first six months of 1994 there was no reduction in income taxes through the utilization of tax net operating loss carryforwards and tax credit carryforwards. In the first six months of 1993 a reduction in income taxes of $2.5 million was recognized through the utilization of $1.5 million of tax net operating loss carryforwards and $1.0 million of tax credit carryforwards.

Unused domestic net operating loss carryforwards at June 30, 1994, available for use in future years on a tax return basis, amount to $351 million for regular tax and expire at various stages through the year 2009. There are no operating loss carryforwards available for use in future years with respect to AMT.

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

Set forth below are the significant differences between the U.S.
federal income tax rate and the effective tax rates as reflected in the accompanying Consolidated Statements of Income:




                                               Six Months Ended
                                                    June 30,
                                         (millions, except percentages)
                                           1994                   1993
                                                  % of                 % of
                                                Pretax               Pretax
                                      Amount    Income      Amount   Income
Income (Loss) from Continuing
  Operations Before Income Taxes      $(106)                 $109

Statutory Federal Corporate Tax
  (Benefit)                             (37)     (35)%         37      34%

Increases (Reductions) in
  Taxes Resulting from:
       Tax-Exempt Interest              (11)     (10)         (11)    (10)
       Dividends Received Deduction      (2)      (2)          (3)     (3)
       Foreign Income at Higher Rates    (6)      (6)           -       -
       Change in Valuation Allowance     54       51           (3)     (3)
       Current Alternative Minimum
         Tax Benefit                    (21)     (20)           -       -
       Other                              1        1            2       2

Total Income Taxes (Benefit)          $ (22)     (21)%       $ 22      20%


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and June 30, 1994, and the provision for deferred income taxes under SFAS #109 for the six months ended June 30, 1994 and 1993 are presented on pages 10 and 11.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $136 million at December 31, 1993. The net change in the valuation allowance for deferred tax assets was an increase of $90 million, resulting in a $226 million valuation allowance at June 30, 1994. The $90 million increase in the valuation allowance resulted primarily from a $46 million increase in unutilized tax net operating loss carryforwards and a $36 million increase in deferred tax assets attributable to net unrealized depreciation of investments.




Note 5:  Income Taxes, continued

                                                     Deferred
(millions)                         Balance        Tax (Expense)   Balance
                              December 31, 1993       Benefit   June 30, 1994

Deferred Tax Assets:
Unearned Premium Reserve           $ 127               $  4         $ 131
Loss Reserve Discounting             245                  6           251
Adoption of SFAS No. 106              70                  -            70
Net Operating Loss Carryforward        -                 46            46
Tax Credit Carryforwards              73                  -            73
Real Estate Basis Differences         47                 (2)           45
Allowance for Bad Debts               16                  2            18
Capital Leases                        15                  -            15
Provision for Early Retirement        15                  -            15
Unrealized Depreciation of
  Investments                          -                 36            36
Other Items                           28                  2            30

Total Gross Deferred Tax Assets      636                 94           730

Valuation Allowance                 (136)               (90)         (226)

Net Deferred Tax Assets              500                  4           504


Deferred Tax Liabilities:
Deferred Acquisition Costs           154                 (5)          159
Accrual for Retrospectively
  Rated Premiums                      13                  -            13
Audit Premiums                        43                  -            43
Installment Receivables               18                  -            18
Other Items                           65                  4            61

Total Gross Deferred
  Tax Liabilities                    293                 (1)          294

Net Deferred Tax Asset before
  Unrealized Appreciation of
  Investments                        207               $  3           210

Deferred Taxes on Unrealized
  Appreciation of Investments       (165)                               -

Deferred Tax Asset                 $  42                            $ 210






Note 5:  Income Taxes, continued

                                                    Deferred
(millions)                         Balance        Tax (Expense)   Balance
                              December 31, 1992     Benefit     June 30, 1993


Deferred Tax Assets:
Unearned Premium Reserve           $ 112              $   4         $ 116
Loss Reserve Discounting             269                 57           326
Adoption of SFAS No. 106              68                  2            70
Net Operating Loss Carryforward        -                  2             2
Tax Attribute Carryforwards           76                 (7)           69
Real Estate Basis Differences         50                 (1)           49
Allowance for Bad Debts               22                  1            23
Capital Leases                        15                  -            15
Provision for Early Retirement        14                 (1)           13
Other Items                           35                 (5)           30


Total Gross Deferred Tax Assets      661                 52           713

Valuation Allowance                 (159)                 3          (156)

Net Deferred Tax Assets              502                 55           557


Deferred Tax Liabilities:
Deferred Acquisition Costs           140                 (5)          145
Accrual for Retrospectively
  Rated Premiums                      13                  -            13
Audit Premiums                        42                  -            42
Discounted Reserves for
  Workers' Compensation                -                (24)           24
Installment Receivables               15                  -            15
Other Items                           92                (28)          120

Total Gross Deferred
  Tax Liabilities                    302                (57)          359

Net Deferred Tax Asset before
  Unrealized Appreciation of
  Investments                        200              $  (2)          198

Deferred Taxes on Unrealized
  Appreciation of Investments       (101)                            (154)

Deferred Tax Asset                 $  99                            $  44


Note 6:  Long-Term Debt
In March 1993, Continental completed a public offering of $150 million of 7.25% Notes due March 1, 2003. These Notes (which provided $147 million of a total $346 million in cash, net of offering and underwriting costs) were sold under Continental's shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission. Continental may sell additional debt securities (with varying maturities, interest rates and other terms) under the shelf registration from time to time over the next twelve months as market conditions warrant. During first quarter 1993, Continental used $50 million of proceeds from sales under the shelf registration to reduce parent company short-term borrowings. In July, 1993 Continental used $282 million of net proceeds to retire its outstanding 9 3/8% Notes. Depending on market conditions, Continental intends to register for the sale of up to an additional $100 million of debt securities.
Continental plans to use the net proceeds from any subsequent sales to further reduce its short-term borrowings.

Note 7:  Preferred Stock
The Series A and Series B preferred stocks are convertible into common stock at the rate of 2.2 shares of common stock for each share of preferred stock. The number of common shares reserved for conversion of these preferred stocks is 118,923.

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

Performance awards are payable in either cash or shares of Continental's common stock in amounts based on Continental's performance for four-year award cycles determined by the Compensation Committee of the Board of Directors. As of June 30,
1994, 724,391 of such shares were reserved for possible payment of such awards.

The stock options are accounted for as common stock equivalents and are used in computing earnings per share. Options for 4,485,368 shares (at a weighted average exercise price of $29.72 per share) were outstanding, of which 3,771,643 were then exercisable. During the six months ended June 30, 1994, no options were exercised.

Note 9:  Discontinued Operations
In December 1993, Continental completed the sale of its premium financing operations, AFCO Credit Corporation, AFCO Acceptance Corporation and their Canadian affiliate CAFO Inc., to Mellon Bank Corporation. Continental realized a $36 million gain from this sale, net of income taxes. The 1993 results and net assets of these premium financing operations, which were previously reported in the Corporate & Other Operations segment, have been classified as discontinued in the accompanying Consolidated Financial Statements. Also included in discontinued operations are the traditional assumed reinsurance and marine reinsurance businesses, as well as, the indigenous international and international marine insurance businesses which were discontinued in 1992. As of June 30, 1994, Continental has sold all of its discontinued entities intended for sale and will run-off the remaining reserves of these discontinued insurance operations.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results of the discontinued operations were as follows:


Note 9:  Discontinued Operations, continued

Insurance Operations
                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
(millions)                        1994         1993      1994       1993

Total Revenues                    $ 15         $ 55      $ 33       $ 172
Total Expenses                      15           56        33         173

Income (loss) before Income
  Taxes                              -           (1)        -         (1)
Income Taxes                         -            -         -          -

Income (Loss) from
Discontinued Operations           $  -         $ (1)     $  -       $ (1)



Premium Financing Operations

                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,

(millions)                      1994          1993      1994       1993

Total Revenues                  $  -          $ 25      $  -       $ 50
Total Expenses                     -            20         -         40

Income before Income Taxes         -             5         -         10
Income Taxes                       -             -         -          1

Income from Discontinued
  Premium Financing Operations  $  -          $  5      $  -       $  9


Net assets of discontinued insurance operations at June 30, 1994 and December 31, 1993 were as follows:


Insurance Operations

                                              June 30,            December 31,
(millions)                                     1994                  1993

Assets
Cash and Investments                         $ 1,146               $ 1,167
Other Assets                                     491                   528
                                               1,637                 1,695

Liabilities
Outstanding Losses and Loss Expenses           1,304                 1,346
Unearned Premiums                                  2                     3
Other Liabilities                                279                   261
                                               1,585                 1,610

Net Assets                                   $    52               $    85



Note 10. Commitments and Contingencies (Outstanding Losses and Loss Expenses) Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves for asbestos-related, other toxic tort and environmental pollution claims of $272 million at June 30, 1994 ($270 million at June 30, 1993). Included in
Continental's reinsurance assets are amounts due for asbestos-related, other toxic tort and environmental pollution claims of $97 million at June 30, 1994 ($115 million at June 30,
1993). Net losses and loss expenses include charges for asbestos-related, other toxic tort and environmental pollution claims of $41 million and $24 million for six months of 1994 and 1993, respectively. The $17 million increase in losses and loss expenses is primarily due to the recording of reinsurance recoveries during the first six months of 1993 that applied to losses and loss expenses incurred in prior years.

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

The actuarial profession is addressing environmental liabilities (e.g., unreported asbestos-related, other toxic tort and environmental pollution claims) and is in the initial stage of developing standards, but has not yet scheduled publication of a discussion draft. Other uncertainties may be clarified through the debate, extension or modification of the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) in 1994 or 1995. Congress is considering legislation based upon a modification of the Clinton Administration's proposed Superfund Reform Act. The legislation would amend Superfund and establish an environmental insurance fund which would have the authority to make offers to settle insurance coverage claims for Superfund liabilities recognizing the intended use of sites. The fund would be financed by taxes on property and casualty insurance companies. These developments will continue to be monitored and assessed by Continental and may enable it to develop a framework to estimate future costs for these unreported claims.

Note 11:  Planned Sales of Subsidiaries
Continental has announced its intention to sell Continental Canada, a major property and casualty insurer in Canada; and Casualty Insurance, the leading writer of workers' compensation in Illinois with operations in neighboring mid-west states and California. Continental does not expect the sale of these operations to have a significant impact on its financial position, results of operations or liquidity.




Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business Operations: Continental's principal business is property and casualty insurance. These Insurance Operations are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. The results of Continental's non-insurance operations, including investment management, claims adjusting and risk management, are reported in the Corporate & Other Operations segment. Insurance Operations generated 98% of consolidated revenues for the first six months of 1994, including 87% from premiums earned and 11% from investment activities (net investment income and realized capital gains). In 1993, Continental sold its premium financing operations, the results of which were reported as discontinued.

Results of Operations - First six months 1994 compared with first six months 1993.

Summary: The net result for the first six months of 1994 was an $84 million loss from continuing operations, including a one-time $45 million charge to restructure the field claims operations and several corporate staff units (see "Restructuring Charge"). The net result for the first six months of 1993 included $87 million of income from continuing operations, $7 million of income from discontinued operations and a $2 million benefit from the cumulative effect of changes in accounting principles.

Insurance Operations: Insurance Operations had a loss before income taxes for the first six months of 1994 of $74 million, $205 million worse than the first six months of 1993. Underwriting results for the first six months of 1994 were down $144 million and investment results were down $61 million, including a $54 million decrease in realized capital gains and a $7 million decrease in net investment income.

The $144 million decrease in underwriting results was primarily due to a substantial increase in weather-related losses not officially designated as catastrophic, a substantial increase in large losses, an $11 million increase in catastrophe losses, and the $45 million restructuring charge ($26 million in loss expenses and $19 million in insurance operating expenses). Premiums earned increased $138 million, primarily due to growth in certain specialty commercial lines (resulting from both price increases and acceptance of new risk) and in commercial package business (resulting from price increases). Losses and loss expenses increased $223 million, primarily due to the aforementioned increases in non-catastrophe weather-related losses, large losses and catastrophe losses; the restructuring charge; inflation in loss costs; and the increase in the amount of risk accepted. Insurance operating expenses increased $59 million, primarily due to the restructuring charge, growth in business written, and a $21 million decrease in servicing carrier income (which is recorded as a reduction in commission expenses) reflecting a decrease in the amount of business serviced.

Underwriting results for the first six months of 1994 included pretax catastrophe losses of $118 million, compared with $107 million in the first six months of 1993. Catastrophe losses for the first six months of 1994 included $43 million from January snow and ice storms and $30 million from the California earthquake; catastrophe losses for the first six months of 1993 included $44 million from the East Coast blizzard.

The insurance segments' premiums earned and underwriting results for the first six months of 1994 and 1993 were as follows:


(millions)

                                   Premiums Earned    Underwriting Results

INSURANCE SEGMENT*                 1994      1993        1994        1993
Agency & Brokerage Commercial   $ 1,093   $ 1,029     $ (224)    $  (123)
Agency & Brokerage Personal         438       420        (59)        (36)
Specialized Commercial              738       682        (61)        (42)
Total Insurance Operations      $ 2,269   $ 2,131     $ (344)    $  (201)

* Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.


The Agency & Brokerage Commercial segment's underwriting results for the first six months of 1994 were $101 million worse than the first six months of 1993, primarily due to a substantial increase in non-catastrophe weather-related losses, a substantial increase in large losses, a $12 million increase in catastrophe losses, and the segment's $29 million share of the restructuring charge ($17 million in loss expenses and $12 million in insurance operating expenses). Premiums earned increased $64 million, primarily due to price increases in the commercial package line. Losses and loss expenses increased $134 million, primarily due to the aforementioned increases in non-catastrophe weather-related losses, large losses and catastrophe losses; the restructuring charge; and inflation in loss costs. Insurance operating expenses increased $31 million, primarily due to the restructuring charge and a $21 million decrease in servicing carrier income.

The Agency & Brokerage Personal segment's underwriting results for the first six months of 1994 were $24 million worse than the first six months of 1993, primarily due to the segment's $13 million share of the restructuring charge ($9 million in loss expenses and $4 million in insurance operating expenses) and an increase in insurance operating expenses. Premiums earned increased $18 million, primarily due to an increase in the personal package line reflecting price increases partially offset by a decrease in the amount of risk accepted. Losses and loss expenses increased $25 million, primarily due to a $4 million increase in catastrophe losses; an increase in non-catastrophe weather-related losses; the restructuring charge; and inflation in loss costs. Insurance operating expenses increased $17 million, primarily due to the restructuring charge and an increase in underwriting expenses.

The Specialized Commercial segment's underwriting results for the first six months of 1994 were $19 million worse than the first six months of 1993, primarily due to a substantial increase in large losses partially offset by a $5 million decrease in catastrophe losses. Premiums earned increased $56 million, due to both price increases and acceptance of new risk in certain lines. Premiums earned increased $37 million in domestic marine, $36 million in specialty casualty, $28 million in workers' compensation in selected markets, and $10 million in aviation. These increases were partially offset by a $49 million decrease in customized financial coverages and a $23 million decrease in multinational business. Losses and loss expenses increased $64 million, despite the decrease in catastrophe losses, primarily due to the aforementioned increase in large losses; inflation in loss costs; and the increase in the amount of risk accepted. Insurance operating expenses increased $11 million, primarily due to an increase in business written and the segment's $3 million share of the restructuring charge.

Net investment income for Insurance Operations for the first six months of 1994 was $244 million, down $7 million from the first six months of 1993, primarily due to the reinvestment of proceeds from sales, redemptions and maturities of fixed income securities into lower available short-term and intermediate-term yields. Fixed income securities include short-term investments, fixed maturities investments and nonredeemable preferred stock and comprise 86% of Continental's investments.

Realized capital gains for Insurance Operations for the first six months of 1994 were $27 million, compared with $81 million for the first six months of 1993. Sales of securities in the fixed income portfolio produced no net realized capital gains or losses, compared with gains of $54 million in the first six months of 1993. Sales of appreciated securities in the common stock portfolio produced $27 million of net realized capital gains for both the first six months of 1994 and 1993.

Corporate & Other Operations: Corporate & Other Operations had a loss before income taxes for the first six months of 1994 of $32 million, $10 million worse than the first six months of 1993. This decrease is primarily due to an $18 million decrease in investment results (a $14 million decrease in net investment income and a $4 million decrease in realized capital gains) and a $4 million decrease in other revenues partially offset by an $11 million decrease in corporate interest expense.

Income Taxes: In the first six months of 1994, Continental recorded federal and foreign income tax benefits of $22 million and $1 million, respectively, and state and other income tax expense of $1 million. In the first six months of 1993, Continental recorded federal, foreign and state and other income tax expenses of $17 million, $4 million and $1 million, respectively. The income tax benefits for the first six months of 1994 reflect the period's operating losses.

Discontinued Operations: In the first six months of 1993, discontinued premium financing operations had income, net of income taxes, of $7 million.

Results of Operations - Second quarter 1994 compared with second quarter 1993.

Summary: Net income from continuing operations for second quarter 1994 was $6 million. Net income for second quarter 1993 included $68 million of income from continuing operations and $4 million of income from discontinued operations.

Insurance Operations: Insurance Operations had second quarter 1994 income before income taxes of $26 million, $68 million worse than second quarter 1993. Second quarter 1994 underwriting results were down $5 million and investment results were down $63 million, including a $66 million decrease in net realized capital gains and a $3 million increase in net investment income.

The $5 million decrease in underwriting results was primarily due to slightly higher losses despite a $5 million decrease in catastrophe losses. Premiums earned increased $83 million, primarily due to growth in certain specialty commercial lines (resulting from both price increases and acceptance of new risk) and in commercial package business (resulting from price increases). Losses and loss expenses increased $69 million, primarily due to inflation in loss costs and the increase in the amount of risk accepted partially offset by the decrease in catastrophe losses. Insurance operating expenses increased $19 million, primarily due to growth in business written and an $11 million decrease in servicing carrier income reflecting a decrease in the amount of business serviced.

Second quarter 1994 underwriting results included pretax catastrophe losses of $19 million, compared with $23 million in second quarter 1993.

The insurance segments' second quarter premiums earned and underwriting results were as follows:


(millions)

                                Premiums Earned       Underwriting Results


INSURANCE SEGMENT*                1994     1993          1994        1993

Agency & Brokerage Commercial   $  571   $  533         $ (55)      $ (49)
Agency & Brokerage Personal        211      209           (15)        (13)
Specialized Commercial             383      340           (24)        (27)
Total Insurance Operations      $1,165   $1,082         $ (94)      $ (89)

*Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.

The Agency & Brokerage Commercial segment's second quarter 1994 underwriting results were $7 million worse than second quarter 1993, primarily due to higher losses despite a $5 million decrease in catastrophe losses. Premiums earned increased $38 million, primarily due to price increases in the commercial package line. Losses and loss expenses increased $40 million, primarily due to inflation in loss costs partially offset by the decrease in catastrophe losses. Insurance operating expenses increased $5 million, primarily due to the decrease in servicing carrier income.

The Agency & Brokerage Personal segment's second quarter 1994 underwriting results were $1 million worse than second quarter 1993. Premiums earned increased $2 million, primarily due to an increase in the personal package line reflecting price increases partially offset by a decrease in the amount of risk accepted. Losses and loss expenses decreased $1 million while insurance operating expenses increased $4 million, primarily due to an increase in underwriting expenses.

The Specialized Commercial segment's second quarter 1994 underwriting results were $3 million better than second quarter 1993, primarily due to lower losses despite a $7 million increase in catastrophe losses. Premiums earned increased $43 million, primarily due to both price increases and acceptance of new risk in certain lines. Premiums earned increased $22 million in domestic marine, $18 million in specialty casualty, $14 million in workers' compensation in selected markets, and $8 million in aviation. These increases were partially offset by a $24 million decrease in customized financial coverages and an $11 million decrease in multinational business. Losses and loss expenses increased $30 million primarily due to the increase in catastrophe losses; inflation in loss costs; and the increase in the amount of risk accepted. Insurance operating expenses increased $10 million primarily due to an increase in business written.

Second quarter 1994 net investment income for Insurance Operations was $125 million, up $2 million from second quarter 1993, primarily due to a small increase in income from investments other than fixed maturities and equity securities.

Second quarter 1994 realized capital losses for Insurance Operations were $5 million compared with realized capital gains of $60 million for second quarter 1993. Sales of securities in the fixed income portfolio produced $16 million of net realized capital losses, compared with gains of $34 million in second quarter 1993. Sales of appreciated securities in the common stock portfolio produced $11 million of net realized capital gains, compared with $26 million in second quarter 1993.

Corporate & Other Operations: Corporate & Other Operations had a second quarter 1994 loss before income taxes of $17 million, $6 million worse than second quarter 1993, primarily due to an $8 million decrease in investment results, including a $4 million decrease in net investment income and a $4 million decrease in realized capital gains.

Income Taxes: In second quarter 1994, Continental recorded federal, foreign and state and other income tax expenses of $1 million, $1 million and $1 million, respectively. In second quarter 1993, Continental recorded federal, foreign and state and other income tax expenses of $11 million, $1 million and $3 million, respectively. The decrease in income tax expenses for second quarter 1994 reflects the period's lower earnings.

Discontinued Operations: In second quarter 1993, discontinued premium financing operations had income, net of income taxes, of $4 million.

Other Developments

Economic Issues: Price levels in the property and casualty insurance markets are cyclical and materially affect Continental's underwriting results. Continental's strategy is to write business in those areas in which management believes Continental has a competitive advantage. The property and casualty industry's apparent capacity to provide insurance coverage,
at present, substantially exceeds demand for that coverage.   It is not
possible to determine when the insurance markets will permit more adequate pricing. During the first six months of 1994, Continental's premiums written (which will be earned ratably over the term of the applicable policies) increased 6% over the first six months of 1993. The slowdown in growth from 1993's 12% increase in premiums written reflects more competitive pricing for new business in certain lines and Continental's unwillingness to write business when management believes that prices are inadequate relative to loss costs. Continental will continue its efforts to obtain adequate prices; curtail property writings (particularly commercial and personal package business in catastrophe-prone areas); selectively increase writings in certain specialty commercial lines; and reduce expenses (see "Restructuring Charge" and "Additional Improvements"). Premiums, net income and cash flow will depend on the degree to which Continental successfully implements its strategy.

Inflation generally increases the cost of losses covered by insurance contracts. However, the effect of inflation varies by line of business. Since the overall rate of inflation has been relatively constant and historically normal in recent years, such effects have been less significant than in previous years, except in medical care costs. The medical cost inflation rate, while now generally decreasing in anticipation of enactment of a comprehensive health care reform program, is still higher than the overall inflation rate. Lines of insurance involving medical care costs, such as automobile, workers' compensation and medical malpractice, comprised 41% of Continental's premiums earned for the first six months of 1994. The method used by Continental to estimate individual case reserves and reserves for unreported claims implicitly considers the effect of inflation in the projection of ultimate costs.

Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims:
Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves for asbestos-related, other toxic tort and environmental pollution claims of $272 million at June 30, 1994 ($270 million at June 30, 1993). Included in Continental's reinsurance assets are amounts due for asbestos-related, other toxic tort and environmental pollution claims of $97 million at June 30, 1994 ($115 million at June 30, 1993)
(see "Reinsurance"). Net losses and loss expenses include charges for asbestos-related, other toxic tort and environmental pollution claims of $41 million and $24 million for the first six months of 1994 and 1993, respectively. The $17 million increase in losses and loss expenses is primarily due to the recording of reinsurance recoveries during the first six months of 1993 that applied to losses and loss expenses incurred in prior years.

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

Continental does not establish reserves for unreported asbestos-related, other toxic tort and environmental pollution claims because of significant uncertainties, which do not allow liabilities to be reasonably estimated. Such uncertainties include difficulties in determining the frequency and severity of such potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language. At this time, the future financial impact of unreported asbestos-related, other toxic tort and environmental pollution claims cannot be reasonably estimated, and no assessment can be made with respect to the ultimate impact thereof on Continental's results of operations, financial condition or liquidity in the future although this impact could be material.

The actuarial profession is addressing environmental liabilities (e.g., unreported asbestos-related, other toxic tort and environmental pollution claims) and is in the initial stage of developing standards, but has not yet scheduled publication of a discussion draft. Other uncertainties may be clarified through the debate, extension or modification of the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) in 1994 or 1995. Congress is considering legislation based upon a modification of the Clinton Administration's proposed Superfund Reform Act. The legislation would amend Superfund and establish an environmental insurance fund which would have the authority to make offers to settle insurance coverage claims for Superfund liabilities recognizing the intended use of sites. The fund would be financed by taxes on property and casualty insurance companies. These developments will continue to be monitored and assessed by Continental and may enable it to develop a framework to estimate future costs for these unreported claims.

Restructuring Charge: In March 1994, Continental's senior management approved plans to re-engineer the operations of Continental's Agency & Brokerage division (including home office and field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering are Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. These re-engineering efforts will eliminate 680 positions, from a total company workforce of 12,255 at year end 1993, as well as achieve business-related expense savings. As of the date of this filing, 199 employees have been notified that their positions have been eliminated. It is expected that these 680 positions will be eliminated within one year from the date of the plan's approval. The re-engineering efforts also include vacating leased space at 27 locations. Continental began vacating leased spaced in June 1994 and will continue to do so through December 1994. As of the date of this filling, eight of these locations have been vacated. Continental has also implemented additional cost saving measures in several employee benefit programs. Included in the re-engineering plan are severance packages for all affected employees as well as extended benefits and outplacement counseling for many of them. Underwriting results for the first six months of 1994 included a $45 million restructuring charge, including $29 million in expected severance and related benefits and $16 million in expected lease vacation and other associated costs.

During second quarter 1994, Continental paid $4 million in expenses ($3 million in severance and related benefits, and $1 million in lease vacation and other associated costs) associated with its planned restructuring, which reduced its outstanding liability at June 30, 1994 to $41 million.

Additional Improvements: In June 1994, Continental announced additional steps with a goal to improve its profitability and strengthen the capital base of its domestic insurance subsidiaries. To improve its profitability, Continental intends to dramatically curtail its property writings, especially in catastrophe-prone areas (see "Economic Issues"). Also, to further reduce its operating expenses, Continental plans to eliminate another approximately 900 positions. Management believes that its previously announced re-engineering actions (see "Restructuring Charge") together with this elimination of another 900 positions will create annual pretax savings of about $120 million compared with its reported 1993 expenses. To strengthen the capital base of its domestic insurance subsidiaries, during the second quarter of 1994, The Continental Corporation contributed $40 million of capital to its domestic insurance operations. In addition, Continental has arranged quota share reinsurance on its domestic personal lines business to lower its premium-to-surplus ratio and further reduce its exposure to catastrophes (see "Reinsurance"). Continental did not take a charge to earnings in the second quarter associated with these additional improvements because the requirements contained in Emerging Issues Task Force No. 94-3 were not met.

Planned Sales of Subsidiaries: In April 1994, Continental announced its intention to sell Continental Canada, a major property and casualty insurer in Canada; and Casualty Insurance, the leading writer of workers' compensation in Illinois with operations in neighboring mid-west states and California. Continental does not expect the sale of these operations to have a significant impact on its financial position, results of operations or liquidity.

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

New Accounting Pronouncements: Effective January 1, 1993, Continental adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," Emerging Issues Task Force issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The cumulative change to Continental's results for the first six months of 1993 from these adoptions was a net benefit of $2 million.

In addition, effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," which did not change the way Continental accounts for investments or have a material impact on its 1993 financial results.

Financial Resources and Liquidity

Cash Flow Analysis: Operating activities for the first six months of 1994 used $653 million in cash and cash equivalents, whereas operating activities for the first six months of 1993 used cash and cash equivalents of $238 million. The principal causes for the increase in cash used by operations were a $327 million increase in losses and loss expenses paid, the repayment of $188 million of obligation under reverse repurchase and dollar reverse repurchase agreements and a $105 million increase in underwriting expenses paid. These increases were partially offset by a $204 million increase in premiums collected and a $23 million increase in investment income received.

Investing activities for the first six months of 1994 provided $713 million in cash and cash equivalents, whereas investing activities for the first six months of 1993 provided $235 million in cash and cash equivalents. Increases in investments are reported as uses of cash and cash equivalents, and proceeds from sales, redemptions and maturities of investments are reported as provisions of cash and cash equivalents. The increase in cash provided by investing activities is primarily due to higher 1994 net sales of securities as a result of increased cash used by operating activities.

Financing activities for the first six months of 1994 used $31 million in cash and cash equivalents, whereas financing activities for the first six months of 1993 provided cash and cash equivalents of $50 million. Increases in borrowings are reported as provisions of cash and cash equivalents, while decreases in borrowings and payments of dividends are reported as uses of cash and cash equivalents. The increase in cash used by financing activities is primarily due to a $6 million reduction in short-term borrowings in the first six months of 1994 and the issuance of $146 million of Notes in the first six months of 1993, partially offset by a $70 million reduction in short-term borrowings in the first six months of 1993. In addition, dividends paid to shareholders amounted to $28 million for the first six months of both 1994 and 1993.

As a result of the operating, investing and financing activities described above, cash and cash equivalents provided by operations decreased $13 million from the first six months of 1993.

Liquidity: To meet its cash obligations, including claims payments, operating expenses, interest and principal payments on debt, declared shareholder dividends and taxes, Continental holds cash reserves, short-term money market instruments and other fixed income securities with maturities of less than one year.

In March 1993, Continental sold $150 million of a total of $350 million of Notes (which provided $147 million of a total $346 million in cash, net of offering and underwriting costs) outstanding under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission.
During 1993, Continental used $282 million of the net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term borrowings. Depending on market conditions, Continental intends to sell an additional $50 million of debt securities under its existing shelf registration and to register for the sale of up to an additional $100 million of debt securities. It plans to use the net proceeds from these sales to further reduce its short-term borrowings.

During the first six months of 1994, Continental's insurance subsidiaries paid it $51 million in dividends. Beginning in 1993, several states in which these subsidiaries are domiciled have adjusted the formula which governs the maximum amount of dividends that they may pay, without prior regulatory approval, to an amount which effectively equals 10% of policyholder surplus. One or more of these states could change their dividend payment formula in the future. Under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its insurance subsidiaries during the year ending December 31, 1994 without regulatory approval is estimated to be $166 million, in addition to the $51 million paid during the first six months of 1994. Continental anticipates that dividends from its insurance subsidiaries, together with cash from other sources, will enable it to meet its obligations for interest and principal payments on debt, corporate expenses and taxes in 1994. To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions.

Continental anticipates paying for the remaining charges associated with its planned restructuring ($41 million) by year end 1994 using cash flows from operations. Based on its restructuring program, the remaining costs should be paid over the last two quarters with any residual amount to be paid in first quarter 1995.

In 1993, Continental entered into a revolving credit facility, providing for borrowings of up to $150 million from a syndicate of banks. Funds borrowed through the facility may be used for general corporate purposes, but Continental intends to use the facility primarily as an alternative to existing sources of short-term borrowings. At June 30, 1994, Continental had not borrowed any funds through the facility.

Investments: Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Standard & Poor's rating of AA (or its Moody's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $6,138 million at June 30, 1994 (compared with a fair value of $6,280 million at June 30, 1993) and included mortgage-backed securities with a fair value of $1,292 million and an amortized cost of $1,295 million at June 30, 1994 (compared with a fair value of $1,257 million and an amortized cost of $1,233 million at June 30, 1993). Continental's mortgage-backed securities have an average Standard & Poor's rating of AAA (or its Moody's equivalent) and an average life of 9.1 years. Continental has an insignificant investment in collateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate.


At June 30, 1994, Continental's bond portfolio classified by
Moody's rating was as follows:

                                 Percentage of
                                     Bond
          Moody's Rating           Portfolio
          Aaa                         54.3%
          Aa                          18.2
          A                           15.5
          Baa                          7.0
          Below Baa                    5.0
                                     100.0%

At June 30, 1994, the fixed maturities portfolio included an immaterial amount of securities, the fair value of which is expected to be lower than their carrying value for more than a temporary period; such investments have been recorded in the accompanying Consolidated Balance Sheets at their net realizable value.

Continental also maintains an equity securities portfolio, the fair value of which was $711 million at June 30, 1994. At June 30, 1994, Continental also had a $111 million investment in privately placed direct mortgages, which are included in the balance sheet caption "Other Long-Term Investments."

Unrealized appreciation on investments decreased $545 million, before income taxes, from December 31, 1993. Unrealized appreciation on fixed maturities decreased $488 million. Unrealized appreciation on common stocks decreased $48 million, while unrealized appreciation on nonredeemable preferred stocks decreased $7 million. Unrealized appreciation on other long-term investments decreased $2 million. In addition, unrealized appreciation on investments held by discontinued operations decreased $46 million, before income taxes, from December 31, 1993.

Continental holds a small amount of derivative financial investments for the purposes of enhancing income and total return and/or hedging long-term investments. At June 30, 1994 the total notional value of these investments amounted to $827 million and include financial future contracts, financial options and interest rate swap agreements. Continental does not expect to recognize material gains or losses related to these investments.

Continental's book value per share at June 30, 1994 was $29.69, compared with $39.40 at December 31, 1993, reflecting a $7.57 per share decline in the unrealized appreciation of investments (primarily due to the rise in interest rates during the first six months of 1994), the $1.52 per share loss for the first six months of 1994, a $0.12 per share worsening of the foreign currency translation adjustment and a $0.50 per share shareholder dividend payment.

Rating Agencies: In June 1994, A. M. Best & Co. affirmed the financial strength of Continental's domestic insurance subsidiaries as "A-" (Excellent). However, the companies' rating was placed under review with developing implications, pending further evaluation of the companies' capital preservation efforts, restructuring plans and future business plans (see "Restructuring Charge" and "Additional Improvements").

Also in June 1994, Standard & Poor's Corporation placed
Continental's domestic insurance subsidiaries' "AA-" (Excellent) claims paying ability rating and The Continental Corporation's "A-" senior debt rating on Creditwatch, with negative implications.

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

Continental has in place various reinsurance arrangements with respect to its current operations. These arrangements are subject to retentions, coverage limits and other policy terms. Some of the principal treaty arrangements which are presently in effect are an excess of loss treaty reducing Continental's liability on individual property losses, a blanket casualty program reducing Continental's liability on third party liability losses, a clash casualty program reducing Continental's liability on multiple insured/single event losses, and a property catastrophe program, with a net retention of $50 million in both 1994 and 1993, reducing its liability from a catastrophic event. Continental also uses individual risk facultative and other facultative agreements to further reduce its liabilities.

Effective July 1, 1994, Continental entered into a quota share agreement to reinsure a portion of its domestic personal lines business with a major U.S. carrier. From July 1, 1994 through December 31, 1995, Continental's quota share participation is 50% of the covered lines. Continental expects to cede premiums related to this agreement of approximately $300 million per year, through December 31 1995. This arrangement will help Continental lower its premium-to-surplus ratio and further reduce its exposure to catastrophes subject to the agreement's catastrophe coverage limits.

Sale of Premiums Receivable: In December, 1993, Continental sold $513 million of premiums receivables balances. This sale accelerated the cash flow from the sold receivables, increasing cash provided by operations in 1993, but reducing cash by $396 million for the first six months of 1994, when this portion of the receivables would have been collected. As a result, the balance sheet caption "Premiums Receivable" at June 30, 1994 is lower by $117 million than it otherwise would have been. In the event that the receivables are not collected, Continental's credit risk is limited to the amount that the purchasers of such receivables hold as a deposit ($15 million at June 30, 1994).






PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security-Holders.


At the Corporation's Annual Meeting of Shareholders held on May 11, 1994, shareholders voted against a proposal to repurchase shares and ratified the appointment of independent auditors for the year 1994. The results of these proposals and the election of directors were:


                                           Votes
                              Votes       Against                     Broker-
                               For      or Withheld   Abstentions     Non-Votes

Nominations for Director:

Ivan A. Burns              48,528,022      340,466          -             -
Alex Flamm                 48,490,689      377,799          -             -
Irvine O. Hockaday, Jr.    48,526,603      341,885          -             -
John E. Jacob              48,499,581      368,907          -             -
John P. Mascotte           48,489,517      378,971          -             -
John F. McGillicuddy       48,520,197      348,291          -             -
Richard de J. Osborne      48,523,872      344,616          -             -
Charles A. Parker          48,526,357      342,131          -             -
John W. Rowe, M.D.         48,511,353      357,135          -             -
Patricia Carry Stewart     48,489,809      378,679          -             -
Francis T. Vincent, Jr.    48,495,889      372,599          -             -
Michael Weintraub          48,524,970      343,518          -             -
Anne Wexler                48,498,679      369,809          -             -

Shareholder Proposal Re
Repurchase of Shares        3,108,405   40,685,762      1,378,003     3,696,318

Ratification of
Independent Auditors       48,412,274      328,958        126,924         -

A total of 48,868,488 shares were present in person or by proxy at the Annual Meeting.



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




                                                The Continental Corporation
                                                       (Registrant)




Dated:  August 12, 1994                          By s\William A. Robbie

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




Exhibit No.


    (11)      Statement Re:  Computation of Per Share Earnings.   Exhibit 1




                                                                  EXHIBIT 1
                        THE CONTINENTAL CORPORATION
              STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
               (millions, except share and per share amounts)

                             Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                              1994          1993          1994          1993

Income (Loss) from
 Continuing Operations        $5.9         $67.8        $(84.0)        $86.7

Adjusted for:
 Preferred Stock Dividends     0.1           0.8           0.1           1.6

Income (Loss) from
 Continuing Operations
 Available to Common
 Shareholders                  5.8          67.0         (84.1)         85.1

Income (Loss) from
 Discontinued Operations,
 Net of Income Taxes            -            4.0            -            7.7

Income (Loss) Available to
 Common Shareholders before
 Net Cumulative Effect of
 Changes in Accounting
 Principles                    5.8          71.0         (84.1)         92.8

Net Cumulative Effect of
 Changes in Accounting
 Principles                     -             -             -            1.6

Net Income (Loss) Available
 to Common Shareholders       $5.8         $71.0        $(84.1)        $94.4

Weighted Average Shares of
 Common Stock Outstanding:


     Primary            55,446,008    55,113,707    55,404,678    55,083,578
     Fully Diluted      55,567,239    55,690,063    55,525,909    55,659,934

                                                                  (Continued)



                                                                    EXHIBIT 1
                       THE CONTINENTAL CORPORATION
       STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS, CONTINUED
              (millions, except share and per share amounts)

                             Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                              1994          1993          1994          1993

Earnings Per Share:

Income (Loss) Per Common
 Share from Continuing
 Operations

     Primary (1)             $0.10         $1.22        $(1.52)        $1.54
     Fully Diluted (2)       $0.10         $1.20        $(1.52)        $1.52

Income (Loss) from
 Discontinued Operations,
 Net of Income Taxes

     Primary (1)               -           $0.07           -           $0.14
     Fully Diluted (2)         -           $0.07           -           $0.14

Net Cumulative Effect of
 Changes in Accounting
 Principles

     Primary (1)               -             -             -           $0.03
     Fully Diluted (2)         -             -             -           $0.03

Net Income Per Common Share

     Primary (1)             $0.10         $1.29        $(1.52)        $1.71
     Fully Diluted (2)       $0.10         $1.27        $(1.52)        $1.69


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