Form 10-Q
period 1994-09-30
CONTINENTAL CORP
filed 1994-11-14
CIK 24011

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

                            Yes  X          No

     The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 1994 is as follows:

                      55,479,036 shares of Common Stock



                              Page 1 of 34 Pages
                   The Exhibit Index is located on Page 32





                         THE CONTINENTAL CORPORATION

                                    INDEX




Part I- Financial Information

  Item 1 - Financial Statements:

         Consolidated Statements of Income - Three and
              Nine Months Ended September 30, 1994 and 1993

         Consolidated Balance Sheets -
              September 30, 1994 and December 31, 1993

         Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1994 and 1993

         Notes to Consolidated Financial Statements

  Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II - Other Information

Signature

Exhibit Index

Exhibits






                        THE CONTINENTAL CORPORATION
                      Part I - Financial Information
                      Item 1 - Financial Statements
                    CONSOLIDATED STATEMENTS OF INCOME
             (millions, except share and per share amounts)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   1994        1993       1994        1993
Revenues:
Premiums                         $1,080.0    $1,175.3   $3,348.9    $3,306.6
Net Investment Income               121.8       128.2      373.0       399.8
Realized Capital Gains
(Losses), Net                        (4.0)       30.7       21.4       114.2
Other Revenues                       25.8        21.3       72.2        72.0
    Total Revenues                1,223.6     1,355.5    3,815.5     3,892.6

Expenses:
Losses and Loss Expenses          1,340.4       920.8    3,209.7     2,567.1
Insurance Operating Expenses        353.6       352.5    1,097.9     1,038.3
Other Expenses                       74.5        25.6      140.5        92.3
Interest on Corporate Borrowings      9.6         8.8       27.9        38.2
    Total Expenses                1,778.1     1,307.7    4,476.0     3,735.9

Income (Loss) from Continuing
  Operations before Income Taxes
  (Benefits)                       (554.5)       47.8     (660.5)      156.7

Income Taxes (Benefits):
     Current                          6.7        9.9       (11.9)       29.8
     Deferred                      (242.3)      (6.5)     (245.7)       (4.2)
     Total Income Taxes
       (Benefits)                  (235.6)       3.4      (257.6)       25.6

Income (Loss) from Continuing
  Operations                       (318.9)      44.4      (402.9)      131.1

Income from Discontinued
  Operations, Net of Income
  Taxes                              39.5        0.6        39.5         8.3

Income (Loss) before Net
  Cumulative Effect of Changes
  in Accounting Principles         (279.4)      45.0      (363.4)      139.4

Net Cumulative Effect of Changes
  in Accounting Principles             -          -           -          1.6

Net Income (Loss)                 $(279.4)     $45.0     $(363.4)     $141.0

Net Income (Loss) Available
  to Common Shareholders          $(279.4)     $44.2     $(363.5)     $138.6


See Notes to Consolidated Financial Statements.



                            THE CONTINENTAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
                   (millions, except share and per share amounts)


                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   1994        1993        1994       1993


Per Common Share:

Income (Loss) from Continuing
  Operations                      $(5.75)     $0.79      $(7.27)     $2.34

Income from Discontinued
  Operations, Net of Income
  Taxes                           $ 0.71      $0.01      $ 0.71      $0.15

Net Cumulative Effect of Changes
  in Accounting Principles           -          -           -        $0.03

Net Income (Loss)                 $(5.04)     $0.80      $(6.56)     $2.52

Dividends Declared                   -        $0.25      $ 0.50      $0.75


Weighted Average Shares of
  Common Stock Outstanding    55,466,002  55,314,017  55,424,896  55,139,893




See Notes to Consolidated Financial Statements.




                         THE CONTINENTAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                        (millions, except par values)

                                         September 30,        December 31,
                                             1994                1993

Assets:
Investments:
  Fixed Maturities Available-for-Sale
  at Fair Value  (Amortized Cost:
  1994-$6,292.3; 1993-$6,615.9)           $ 6,068.5            $ 6,916.4
Equity Securities Available-for-Sale
  at Fair Value  (Cost: 1994-$575.4;
  1993-$600.0)                                728.9                759.1
Other Long-Term Investments at Fair Value
  (Cost: 1994-$609.9; 1993-$387.9)            616.7                395.9
Other Short-Term Investments                  364.5              1,071.0
     Total Investments                      7,778.6              9,142.4
Cash and Cash Equivalents                      92.2                 58.5
Premiums Receivable                         1,516.2              1,021.0
Accrued Interest and Dividends                112.1                160.7
Reinsurance Receivables                     3,247.6              3,152.9
Prepaid Reinsurance Premiums                  497.7                321.5
Reinsurance Recoverable                       327.8                329.0
Deferred Policy Acquisition Costs             476.3                494.0
Property and Equipment, Net                   450.1                463.5
Deferred Tax Asset                            449.4                 41.7
Other Assets                                  863.8                870.6
Net Assets of Discontinued Operations          69.6                 84.6
     Total Assets                         $15,881.4            $16,140.4

Liabilities:
Outstanding Losses and Loss Expenses      $ 9,606.3            $ 9,068.7
Unearned Premiums                           2,514.0              2,409.7
Short-Term Debt                               190.7                229.1
Long-Term Debt                                777.7                774.4
Accounts Payable and Accrued Expenses         109.9                107.9
Accrued Employee Benefits                     306.5                308.3
Other Liabilities                           1,000.8              1,059.2
     Total Liabilities                     14,505.9             13,957.3

Commitments and Contingencies                  -                    -

Shareholders' Equity:
Preferred Stock  - $4 par value                 0.3                  0.3
Common Stock   - $1 par value                  65.7                 65.7
Paid-in Capital                               613.2                613.2
Retained Earnings                           1,220.8              1,612.5
Net Unrealized Appreciation
  (Depreciation) of Investments               (89.3)               322.1
Cumulative Foreign Currency Translation
  Adjustment                                  (69.8)               (61.1)
Common Stock in Treasury at Cost             (365.4)              (369.6)
     Total Shareholders' Equity             1,375.5              2,183.1
     Total Liabilities, Commitments and
       Contingencies and Shareholders'
       Equity                             $15,881.4            $16,140.4

See Notes to Consolidated Financial Statements.



                         THE CONTINENTAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1994           1993

Cash Flows From Operating Activities:
Income (Loss) from Continuing Operations     $ (402.9)      $  131.1

Adjustments to Reconcile Income (Loss)
     from Continuing
  Operations to Net Cash Provided from
     (Used in)
  Continuing Operating Activities:
    Realized Capital Gains                      (21.4)        (114.2)
    Outstanding Losses and Loss Expenses        537.6          (66.3)
    Unearned Premiums                           104.3          169.4
    Premiums Receivable                        (495.2)        (752.8)
    Reinsurance Recoverable                       1.2           95.2
    Prepaid Reinsurance Premiums               (176.2)         (32.5)
    Reinsurance Receivables                     (94.7)          94.6
    Deferred Tax Asset                         (245.7)          (4.2)
    Depreciation and Amortization                38.1           28.5
    Other-Net                                    10.8           58.7
Net Cash Used in Continuing Operating
     Activities                                (744.1)        (392.5)
Net Cash Provided from Discontinuing
     Operating Activities                        27.0          106.2
                                               (717.1)        (286.3)

Cash Flows From Investing Activities:
Net Purchase of Property and Equipment          (24.7)         (31.0)
Cost of Investments Purchased                (3,635.8)      (5,045.3)
Proceeds from Investments Sold                3,460.0        4,927.2
Proceeds from Investments Matured               529.6          590.9
Net (Increase) Decrease in Long-Term
  Investments                                  (222.0)         153.6
Net Decrease (Increase) in Short-Term
  Investments                                   706.5          (66.3)
Net Cash Provided from Investing Activities     813.6          529.1


Cash Flows From Financing Activities:
Proceeds from Treasury Shares Sold                4.2            8.2
Dividends to Shareholders                       (28.4)         (44.6)
Issuance of Long-Term Debt                         -           150.0
Decrease in Short-Term Debt                     (38.4)         (52.4)
Retirement of Debt                                 -          (281.7)
Other Increase in Long-Term Debt                 (0.2)          (3.8)
Net Cash Used in Financing Activities           (62.8)        (224.3)


Net Increase in Cash and Cash Equivalents        33.7           18.5
Cash and Cash Equivalents at Beginning of
  Year                                           58.5          111.5
Cash and Cash Equivalents at End of Period     $ 92.2        $ 130.0



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

At September 30, 1994, Continental did not invest in the securities of any issuer, except securities issued/backed by U.S. or Canadian government agencies, in excess of 10% of total shareholders' equity.

Note 3:  Reinsurance
In the ordinary course of business, Continental cedes business to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not relieve Continental of its obligations to its insureds. Continental reviews the creditworthiness of its reinsurers on an ongoing basis. To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers who do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning its reinsurance claims. In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes the collection of these net recoveries to be probable.

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

Effective July 1, 1994, Continental entered into a quota share agreement (i.e., the Quota Share Cession) to reinsure a portion of its domestic personal lines business with a major U.S. reinsurer. From July 1, 1994 through December 31, 1995, Continental's quota share participation is 50% of the covered lines. Continental expects to cede premiums related to this agreement of approximately $300 million per year, through December 31, 1995. This arrangement will help Continental lower its premium-to-surplus ratio and further reduce its exposure to catastrophes subject to the agreement's catastrophe coverage limits.

Note 4:  Changes in Accounting Principles
The net cumulative effect of changes in accounting principles is comprised of the following:



(millions, except per common share amounts)           Nine Months Ended
                                                      September 30, 1994

Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                   $   (3)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                         5

Net Cumulative Effect of Changes in
  Accounting Principles                                    $    2

Per Common Share:
Net Cumulative Effect of the Change in
  Accounting for Postemployment Benefits                   $  (0.06)

Net Cumulative Effect of the Change in
  Accounting for Retrospectively Rated
  Reinsurance Contracts                                        0.09

Net Cumulative Effect of Changes in
  Accounting Principles                                     $  0.03



Effective January 1, 1993, Continental adopted Statement of Financial Accounting Standards (SFAS No. 112), "Employers' Accounting for Post-employment Benefits", Emerging Issues Task Force Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts By Ceding and Assuming Enterprises" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

In addition, effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which did not change the way Continental accounts for investments or have a material impact on its 1993 financial results.

Note 5:  Restructuring Charges
In March 1994, Continental's senior management approved a definite plan to re-engineer the operations of Continental's Agency & Brokerage division (including home office, field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering are Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. These re-engineering efforts are expected to involve a net elimination of 680 positions (approximately 1,200 terminations, net of new hires and transfers), from a total company workforce of 12,255 at year end 1993, within one year from approval of the plan, as well as achieve business-related expense savings. Substantially all of the identified employees have been notified that their positions have been eliminated.
The re-engineering efforts also include vacating leased space at 27 locations. As of September 30, 1994, 15 of these locations have been vacated; the lease vacating program is expected to be completed by the end of 1994. Continental has also implemented additional cost saving measures in several employee benefit programs. Included in the re-engineering plan are severance packages for all affected employees as well as extended benefits and outplace-ment counseling for many of them. Underwriting results for the first nine months of 1994 included a $45 million restructuring charge, including $29 million in expected severance and related benefits and $16 million in expected lease vacations and other associated costs.

In June 1994, Continental announced additional steps with a goal to improve its profitability. As part of this goal and to further reduce its operating expenses, Continental reconsidered its staffing needs and developed another plan, in the third quarter of 1994, that would result in a further net reduc-tion of approximately 1,100 positions, (in addition to the terminations of approximately 1,200 from the March plan). Underwriting results for the third quarter include a $14 million charge for the additional staff reductions, which includes the cost for expected severance and related benefits. As of September 30, 1994, substantially all identified employees have been notified that their positions have been eliminated.

Note 6:  Income  Taxes  (Benefits)
The provision for income taxes (benefits) from continuing operations was as follows:


                                                    Nine Months Ended
(millions)                                            September 30,
                                                       1994    1993

Current Tax Expenses (Benefit):
        U.S. Federal                                  $  (14)  $  26
        State and Local                                    1       1
        Foreign                                            1       3
Total Current Expenses (Benefit)                         (12)     30

Deferred Tax Expenses (Benefit):
        U.S. Federal                                    (243)    (5)
        Foreign                                           (3)      1
Total Deferred Expenses (Benefit)                       (246)    (4)

Total Income Taxes (Benefit)                          $ (258) $   26



In the first nine months of 1994, there was no reduction in current income taxes through the utilization of tax net operating loss carryforwards and tax credit carryforwards. In the first nine months of 1993, a reduction in current income taxes of $6 million was recognized through the utilization of $3 million of tax net operating loss carryforwards and $3 million of tax credit carryforwards.

Unused domestic net operating loss carryforwards at September 30, 1994, available for use in future years on a tax return basis, amount to $692 million for regular tax and $431 million for AMT and expire at various stages through the year 2009.

Continental also has a foreign tax credit, general business credit and AMT credit carryforwards of $31 million, $15 million and $10 million, respective-ly; the foreign tax and general business credits expire at various stages through the year 2000.

Set forth below are the significant differences between the U.S. federal income tax rate and the effective tax rates as reflected in the accompanying Consolidated Statements of Income:

                                                 Nine Months Ended
                                                   September 30,
                                          (millions, except percentages)
                                               1994             1993
                                                   % of                 % of
                                                  Pretax               Pretax
                                           Amount Income        Amount Income

Income (Loss) from Continuing
 Operations Before Income Taxes (Benefits) $(660)              $ 157

Statutory Federal Corporate Tax (Benefit)   (231)   (35)%         55    35%

Increases (Reductions) in
 Taxes Resulting from:
       Tax-Exempt Interest                   (15)     (2)        (17)  (11)
       Dividends Received Deduction           (4)     (1)         (4)   (2)
       Foreign Income at Higher Rates         (5)     (1)         (1)   (1)
       Change in Valuation Allowance           -       -          (7)   (4)
       Other                                  (3)      -           -     -

Total Income Taxes (Benefit)               $(258)    (39)%       $26    17%

The tax effects of temporary differences that give rise to significant por-tions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and September 30, 1994, and the provision for deferred income taxes under SFAS #109 "Accounting for Income Taxes" for the nine months ended September 30, 1994 and 1993 are presented on pages 11 and 12.

The net deferred tax asset, before considering deferred taxes (benefits) on unrealized appreciation (depreciation) of investments, increased by $242 million at September 30, 1994. The increase was caused predominately by an increase in tax net operating loss (NOL's) carryforwards; loss reserve discounting caused by a $400 million first time charge for environmental incurred but not reported losses and loss expenses; and a $164 million charge for reinsurance receivables and other assets.

In light of significant re-engineering of operations in the third quarter of 1994 and the expected results such actions will have on increasing future taxable income, management believes it is more likely than not that a sig-nificant portion of the deferred tax asset will be realized against future taxable income.

The valuation allowance for deferred tax assets was $136 million at December 31, 1993. The net change in the valuation allowance for deferred tax assets was an increase of $32 million, resulting in a $168 million valuation allow-ance at September 30, 1994. The $32 million increase in the valuation allow-ance resulted from an increase in the deferred tax assets attributable to un-realized depreciation in the securities portfolio.


                                   Deferred Tax (Expense) Benefit
                                        Statement
(millions)                  Balance         of   Shareholders'   Balance
                          December 31,    Income     Equity   September 30,
                              1993                                1994
Deferred Tax Assets:
Unearned Premium Reserve   $  127         $ (6)        -      $   121
Loss Reserve Discounting      245           32         -          277
Adoption of SFAS No. 106       70            -         -           70
Net Operating Loss Carry
forward                         -           165        -          165
Tax Credit Carryforwards       73           (15)       -           58
Real Estate Basis Differences  47            (2)       -           45
Allowance for Bad Debts        16             5        -           21
Capital Leases                 15             -        -           15
Provision for Early Retirement 15             -        -           15
Unrealized Depreciation of
investments                     -             -       32           32
Other Items                    28            14        -           42

Total Gross Deferred Tax
Assets                        636           193       32          861

Valuation Allowance          (136)            -      (32)        (168)

Net Deferred Tax Assets       500           193        -          693


Deferred Tax Liabilities:
Deferred Acquisition Costs    154            (7)       -          147
Accrual for Retrospectively
 Rated Premiums                13           (11)       -            2
Audit Premiums                 43             -        -           43
Installment Receivables        18             -        -           18
Unrealized  Appreciation of
Investments                   165            (4)    (161)          -
Other Items                    65           (31)       -           34

Total Gross Deferred
 Tax Liabilities              458           (53)    (161)         244


Deferred Tax Asset, Net    $   42       $   246   $  161      $   449


                                   Deferred Tax (Expense) Benefit
                                        Statement
(millions)                  Balance         of   Shareholders'   Balance
                          December 31,    Income     Equity   September 30,
                              1994                                1993

Deferred Tax Assets:
Unearned Premium Reserve   $   112        $   11       -       $  123
Loss Reserve Discounting       269            69       -          338
Adoption of SFAS No. 106        68             2       -           70
Net Operating Loss Carryforward  -             -       -            -
Tax Attribute Carryforwards     76            (6)      -           70
Real Estate Basis Differences   50             -       -           50
Allowance for Bad Debts         22             2       -           24
Capital Leases                  15             -       -           15
Provision for Early Retirement  14             -       -           14
Other Items                     35            (9)      -           26

Total Gross Deferred Tax
Assets                         661            69       -          730

Valuation Allowance           (159)            4       -          (155)

Net Deferred Tax Assets        502            73       -           575

Deferred Tax Liabilities:
Deferred Acquisition Costs     140            14       -           154
Accrual for Retrospectively
 Rated Premiums                 13             -       -            13
Audit Premiums                  42             1       -            43
Discounted Reserves for
 Workers' Compensation           -            25       -            25
Installment Receivables         15             -       -            15
Unrealized Appreciation of
 Investments                   101             5      71           177
Other Items                     92            24       -           116

Total Gross Deferred
 Tax Liabilities               403            69      71           543

Deferred Tax Asset, Net    $    99        $    4   $ (71)     $     32


Note 7:  Long-Term Debt
In March 1993, Continental sold $150 million of a total of $350 million of Notes (which provided $147 million of a total $346 million in cash, net of offering and underwriting costs) outstanding under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Com-mission. During 1993, Continental used $282 million of the net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term bor-rowings. Continental intends to raise additional capital of approximately $100 million, through the issuance of either preferred stock or notes; but does not currently contemplate incurring other borrowings other than for the purpose of reducing amounts outstanding under its revolving credit facility described below.

In December 1993, Continental entered into a revolving credit facility, pro-viding for borrowings of up to $150 million from a syndicate of banks. During the third quarter, Continental extended the maturity of its revolving credit facility from December 30, 1994 to December 31, 1995. In addition, the revol-ving credit facility has been increased by $60 million and provides for bor-rowings of up to $210 million. Funds borrowed from the facility may be used for general corporate purposes, but Continental has used and intends to use the facility as an alternative to traditional sources of short-term borrow-ings. At September 30, 1994, Continental had a $128 million balance outstand-ing through the facility. As of October 31, 1994, that balance increased to a $205 million balance outstanding through the facility; the proceeds of these borrowings were used to repay other short-term borrowings.

Note 8:  Preferred Stock
The Series A and Series B preferred stocks are convertible into common stock at the rate of 2.2 shares of common stock for each share of preferred stock. The number of common shares reserved for conversion of these preferred stocks is 117,847.

Note 9:  Employee Stock Options and Performance Awards
Continental has a Long-Term Incentive Plan under which it grants performance awards and issues stock options to key employees. Nine million shares of common stock, the maximum number of shares which may be issued under the Plan, have been reserved for issuance. Continental has granted both incentive stock options and nonqualified stock options under the Plan. No stock option has been granted with an exercise price below the market price of Continental's common stock at the time of grant.

Performance awards are payable in either cash or shares of Continental's common stock in amounts based on Continental's performance for four-year award cycles determined by the Compensation Committee of the Board of Directors. As of September 30, 1994, 715,032 of such shares were reserved for possible pay-ment of such awards.

The stock options are accounted for as common stock equivalents and are used in computing earnings per share. Options for 4,395,593 shares (at a weighted average exercise price of $29.70 per share) were outstanding, of which 3,667,518 were then exercisable. During the nine months ended September 30, 1994, no options were exercised.

Note 10:  Discontinued Operations
In 1994, Continental recognized an additional after tax gain of $4 million related to the sale of its premium financing operations as a result of final tax elections made for 1993. In addition, Continental reduced various tax liabilities related to previously discontinued operations and realized $36 million in additional income. The reduction in the various tax liabilities is a direct result of a recent review of Continental's tax position and the development of the discontinued operations over the last two years. In Dec-ember 1993, Continental completed the sale of its premium financing opera-tions, AFCO Credit Corporation, AFCO Acceptance Corporation and their Canadian affiliate CAFO Inc., to Mellon Bank Corporation. Continental had realized a $36 million gain from this sale, net of income taxes. The 1993 results and net assets of these premium financing operations, which were previously re-ported in the Corporate & Other Operations segment, have been classified as discontinued in the accompanying Consolidated Financial Statements. Also included in discontinued operations are the traditional assumed reinsurance and marine reinsurance businesses, as well as the indigenous international and international marine insurance businesses which were discontinued in 1992. Continental has sold all of its discontinued entities intended for sale and will run-off the remaining reserves of these discontinued insurance oper-ations. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing oper-ations. Operating results of the discontinued operations were as follows:

Insurance Operations                 Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
(millions)                           1994         1993      1994        1993

Total Revenues                       $ 20         $  47     $ 53       $ 332
Total Expenses                         20            50       53         335

Income (loss) before Income Taxes       -            (3)       -          (3)
Income Taxes (Benefits)               (36)            -      (36)          -

Income (Loss) from
Discontinued Insurance Operations    $ 36         $  (3)    $ 36       $  (3)


Premium Financing Operations         Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
(millions)                           1994         1993      1994        1993

Total Revenues                          -          $  26       -       $  76
Total Expenses                          -             21       -          61

Income before Income Taxes              -              5       -          15
Income Taxes                            -              1       -           4

Gain on Disposal of Discontinued
Premium Financing Operations,
Net of Income Taxes                     4              -       4           -

Income from Discontinued
 Premium Financing Operations       $   4          $   4    $  4       $  11

Net assets of discontinued insurance operations at September 30, 1994 and Dec-ember 31, 1993 were as follows:

Insurance Operations
                                               September 30,    December 31,
(millions)                                         1994             1993

Assets
Cash and Investments                               $1,074          $1,167
Other Assets                                          595             528
                                                    1,669           1,695

Liabilities
Outstanding Losses and Loss Expenses                1,274           1,346
Unearned Premiums                                       2               3
Other Liabilities                                     323             261
                                                    1,599           1,610

Net Assets                                         $   70          $   85


Note 11:  Asbestos-Related, Other Toxic Tort and Environmental Pollution
Claims
Included in Continental's liability for outstanding losses and loss expenses are net undiscounted reserves for reported asbestos-related, other toxic tort and environmental pollution claims ("Reported Environmental Claims") for losses and loss expenses of $171 million at September 30, 1994 ($148 million at September 30, 1993) and undiscounted reserves of $400 million for losses and loss expenses for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims ("Environmental IBNR")($0 at Sep-tember 30, 1993). Included in Continental's reinsurance assets are amounts due for reported Environmental Claims of $139 million at September 30, 1994 ($120 million at September 30, 1993). Net losses and loss expenses include charges for Reported Environmental Claims and Environmental IBNR of $476 million and $31 million for the first nine months of 1994 and 1993, respectively. The
$445 million increase in losses and loss expenses is primarily due to the rec-ording of $400 million to establish reserves for Environmental IBNR, for the first time,in the third quarter of 1994.

Also included in the results for the third quarter of 1994 is a $80 million Re-insurance Receivables Charge on Environmental IBNR. The provision for future uncollectible reinsurance on Environmental IBNR was developed using Continen-tal's history of insolvencies, commutations and disputes charges as a percent-age of net incurred environmental losses and loss expenses.

Prior to the third quarter of 1994, Continental did not establish reserves for Environmental IBNR because of significant uncertainties (including difficul-ties in determining the frequency and severity of potential claims and in pre-dicting the outcome of judicial decisions, as case law evolves regarding lia-bility exposure, insurance coverage and interpretation of policy language), which did not allow liabilities to be reasonably estimated in accordance with accepted actuarial standards. Continental has been monitoring and assessing developments in the actuarial profession with respect to such unquantifiable liabilities as well as possible clarification of uncertainties under the Com-prehensive Environmental Response, Compensation, and Liability Act (CERCLA) through the debates on its extension or modification. While Continental con-tinues to believe that it is not possible to reasonably estimate ultimate lia-bilities for unreported environmental claims using traditional actuarial tech-niques, it has concluded that different actuarial approaches for creating re-serves for unreported environmental claims have been sufficiently developed and accepted in the industry to permit Continental to establish a reserve. The standard utilized by Continental involves measuring total reserves for Reported Environmental Claims and Environmental IBNR in terms of a number of years these reserves could fund the current rate of payments for these claims. Be-cause of the methodologies utilized by Continental to establish such reserves, they are reported net. The new $400 million Environmental IBNR reserves, to-gether with its reserves for Reported Environmental Claims, would comprise approximately 9 times its historical average net paid losses and loss expenses for these claims. Since Continental cannot determine an ultimate Environmental IBNR, it may incur future charges for environmental claims incurred but not re-ported, which may be material to Continental's financial position, results of operations or liquidity.

Most of Continental's environmental pollution claims result from general lia-bility policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent con-clusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liabil-ity coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-product exclusions were included in gen-eral liability policies. Other toxic tort claims have also generally arisen out of product liability coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

Note 12:  Planned Sales of Subsidiaries
In third quarter 1994, the Continental entered into a definitive agreement to sell Continental Canada, a major property and casualty insurer in Canada, to Fairfax Financial Holdings Limited, a Canadian financial services company. Under the terms of the agreement, the Corporation would receive (expressed in Canadian dollars) $130 million in cash, debt securities of Fairfax Financial with a face value of $25 million and a contingent payment of up to $10 mil-lion based on the performance of Continental Canada during the five years following the sale. The approximate U.S. dollar equivalents at the exchange rate on October 31, 1994 are $97 million, $19 million and $7 million, respec-tively. The proposed sale is subject to satisfaction of closing conditions under the agreement, including regulatory approvals. Continental does not ex-pect the sale of Continental Canada as proposed to have a significant impact on its financial position, results of operations or liquidity.

In October 1994, Continental entered into an agreement in principle to sell its Casualty Insurance unit to Fremont General Corporation for $250 million in cash. Casualty Insurance, based in Chicago, is the leading writer of wor-kers' compensation insurance in Illinois. The unit also has facilities oper-ating in Wisconsin, Indiana, Michigan and California. In 1993, Casualty wrote $362 million in premiums, overwhelmingly in the Midwest. The proposed trans-action is subject to completion of a definitive agreement, regulatory approvals, and satisfaction of other closing conditions under the agreement. Continen-tal expects to recognize a gain on the sale of this operation but does not expect the sale to have a significant impact on its financial position or liquidity.

Also in October 1994, Continental entered into an agreement with Insurance Partners, L.P., and related parties to sell the operations of Continental Asset Management (CAM) for about $35 million in notes. Under the terms of this agreement, Continental has an option to purchase a 20% interest in these operations. The proposed transaction is subject to satisfaction of closing conditions, including financing and applicable regulatory approvals. Continental Asset Management is an investment advisory firm which manages Continental's investment portfolio and provides investment management services for outside clients, including property/casualty insurance companies. The agreement contemplates that Continental will continue to receive investment advisory services from CAM. The purchase price will be subject to adjustments under circumstances relating to the loss, if any, of unaffiliated clients prior to the consummation of the purchase and to a shortfall, if any, in fees by Continental's affiliates over a 7 year period following the con-summation of the purchase. Due to the conditions of sale, Continental will not immediately recognize any gain from this transaction.

Note 13: Subsequent Event - Planned Capital Infusion
In order to bolster insurance operating capital and to maintain the financial strength and claims paying ability ratings of its domestic insurance subsidiar-ies, Continental has entered into a definitive agreement to sell preferred stock with an aggregate liquidation preference of $200 million to Insurance Partners, L.P. The agreement provides that Insurance Partners, L.P., will acquire for $200 million in cash two series of cumulative preferred stock issues, each series paying an annual cash dividend of 9.75%. In addition, Insurance Partners, L.P., will receive an option to acquire $125 million in liquidation preference of a separate series of 9.75% non-convertible preferred stock. Of the $200 million, about $165 million will be for a series of con-vertible preferred stock, convertible into approximately 19.9% of Continen-tal's currently outstanding common shares, at a conversion price of $15.00 per share. The balance, about $35 million, will be for a series of noncon-vertible preferred stock redeemable under certain circumstances at a price which would include a redemption premium for any increase in the per share price of Continental's common stock over a strike price of $15.00. The two preferred issues will mature in 15 years, but may be redeemed by Con-tinental after seven years under certain circumstances. The option and its underlying preferred stock will be redeemable under certain circumstances at a price which would include a redemption premium for any increase in the per share price of the common stock over a strike price of $17.00.

At the time of their issuance, for financial statement reporting, these se-curities will be presented separately from shareholder's equity and to the $200 million of proceeds received will be allocated to the preferred stock issues and the option based on the relative fair value of the securities issued, net of related transaction fees. Any difference between the recorded amount and liquidation value will be accreted using the interest method through a charge to retained earnings. In addition, changes in the redemption premium will also be adjusted through retained earnings generally when the fair value of the common shares exceeds the strike prices. The amounts of the preferred dividends, periodic accretion and changes for the recognition of the redemption charges will reduce income applicable to common shareholders in the calculation of earnings per share.

The terms of the preferred stock provide that Continental will continue to not pay dividends on its common stock for an additional period of three years from the time the preferred stock is sold and would after three years be subject to limitations in payment of such dividends if any Continental preferred stock is not rated at least BBB- by Standard & Poor's Insurance Rating Services and Baa3 by Moody's Investor Services.

The agreement also provides that, following the investment by Insurance Part-ners, Continental will further strengthen its capital base by raising $100 million, at Continental's option, in non-convertible preferred stock or debt.

Following the anticipated purchase of the preferred stock, Insurance Partners will be entitled to nominate up to four directors to serve on Continental's board.

In addition, Richard M. Haverland has been elected Vice Chairman and a Director of The Continental Corporation's Board. Upon completion of the planned transaction, Mr. Haverland will become Chairman and Chief Executive Officer, succeeding John P. Mascotte, who will resign.

The proposed transaction is subject to satisfaction of closing conditions under the agreement, including regulatory approvals. If the agreement is ter-minated by Continental in order to enter into an agreement for a merger or similar transaction, Insurance Partners would be paid a termination fee rep-resenting the higher of $17.5 million or 1.875% of the aggregate value of the other transaction and expenses incurred in connection with this transaction.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business Operations: Continental's principal business is property and casualty insurance. These Insurance Operations are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. The results of Continental's non-insurance operations, including investment management, claims adjusting and risk management, are reported in the Corporate & Other Operations segment. Insurance Operations generated 98% of consolidated revenues for the first nine months of 1994, including 88% from premiums earned and 10% from investment activities (net investment income and realized capital gains). In 1993, Continental sold its premium financing operations, the results of which were reported as discontinued.

Results of Operations - First nine months 1994 compared with first nine months 1993.

Summary: The net result for the first nine months of 1994 included a $403 million loss from continuing operations and $40 million of income from discontinued operations. The loss from continuing operations included the following: a $400 million charge to establish, for the first time, loss and loss expense reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims ("Environmental IBNR") (see "Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims") and a $164 million charge for reinsurance receivables and other assets partially offset by $34 million of returned reinsurance premiums and a $258 million tax benefit resulting from the first nine months of 1994 pretax loss and an increase in Continental's effective tax rate (see "Results of Operations - Income Taxes"). The $164 million charge for reinsurance receivables and other assets included an $80 million charge for a provision for future uncollectible reinsurance receivables on Environmental IBNR (the "Reinsurance Receivables Charge") (see "Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims"), a $31 million charge for an additional provision for uncollectible premiums receivable (the "Premiums Receivable Charge"), and a $53 million provision for other assets. The loss from continuing operations for the first nine months of 1994 also included a $45 million first quarter charge (the "Restructuring Charge") to restructure the field claims operations and several corporate staff units (see "Restructuring Charge") and a $14 million third quarter charge (the "Additional Staff Reduction Charge") for additional staff
reductions (see "Additional Improvements").   The income from
discontinued operations for the first nine months of 1994 consisted of a $36 million reduction of various tax liabilities for operations discontinued in 1992 and a $4 million additional after tax gain from the sale in 1993 of the premium financing operations (see "Other Developments - Discontinued Operations"). The net result for the first nine months of 1993 included $131 million of income from continuing operations, $8 million of income from discontinued operations and a $2 million benefit from the cumulative effect of changes in accounting principles.

Insurance Operations: Insurance Operations had a loss before income taxes for the first nine months of 1994 of $573 million, $761 million worse than the first nine months of 1993. Underwriting results for the first nine months of 1994 were down $660 million and investment results were down $101 million, including an $88 million decrease in realized capital gains and a $13 million decrease in net investment income.

The $660 million decrease in underwriting results was primarily due to the charge to establish Environmental IBNR; the Reinsurance Receivables Charge; the Premiums Receivable Charge;
the Insurance Operations' $17 million share of the provision for other assets; increases in weather-related losses not officially designated as catastrophic and in large losses; the Restructuring Charge ($26 million in loss expenses and $19 million in insurance operating expenses); the Additional Staff Reduction Charge ($2 million in loss expenses and $12 million in insurance operating expenses); and a $45 million increase in net reported environmental losses and loss expenses partially offset by a $34 million increase in returned reinsurance premiums. Premiums earned increased $42 million, primarily due to the increase in returned reinsurance premiums and increases in certain non-package standard commercial and specialty lines (resulting from both price increases and acceptance of new risk) partially offset by the cession of $110 million of domestic personal lines business under a quota share agreement (the "Quota Share
Cession") (see "Reinsurance") and the Premiums Receivable Charge. Losses and loss expenses increased $643 million, primarily due to the charge to establish Environmental IBNR, the Reinsurance Receivables Charge, increases in non-catastrophe weather-related losses and large losses, the Restructuring Charge, the increase in net reported environmental losses and loss expenses and inflation in loss costs, partially offset by a $77 million Quota
Share Cession and a decrease in the amount of risk accepted.
Insurance operating expenses increased $59 million, primarily due to the Restructuring Charge, the provision for other assets, the Additional Staff Reduction Charge, and a $24 million decrease in servicing carrier income (which is recorded as a reduction in commission expenses), partially offset by a $42 million decrease in commission expenses (a $75 million ceding commission resulting from the Quota Share Cession less related deferred acquisition costs).

Underwriting results for the first nine months of 1994 included pretax catastrophe losses of $139 million, compared with $135 million for the first nine months of 1993. Catastrophe losses for the first nine months of 1994 included $43 million from January snow and ice storms and $30 million from the California earthquake; catastrophe losses for the first nine months of 1993 included $44 million from the East Coast blizzard.

The insurance segments' premiums earned and underwriting results for the first nine months of 1994 and 1993 were as follows:

(millions)
                                Premiums Earned    Underwriting Results

INSURANCE SEGMENT*               1994     1993          1994     1993

Agency & Brokerage Commercial   $1,683   $1,595        $(595)   $(169)
Agency & Brokerage Personal        550      647          (68)     (52)
Specialized Commercial           1,116    1,065         (296)     (78)
   Total Insurance Operations   $3,349   $3,307        $(959)   $(299)

* Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.

The Agency & Brokerage Commercial segment's underwriting results for the first nine months of 1994 were $426 million worse than the first nine months of 1993, primarily due to the segment's $224 million share of the charge to establish Environmental IBNR; its $45 million share of the Reinsurance Receivables Charge; the Premiums Receivable Charge; increases in non-catastrophe weather-related losses and large losses; its $29 million share of the Restructuring Charge ($17 million in loss expenses and $12 million in insurance operating expenses); its $11 million share of the provision for other assets; its $9 million share of the Additional Staff Reduction Charge ($1 million in loss expenses and $8 million in insurance operating expenses); and a $35 million increase in net reported environmental losses and loss expenses; partially offset by a $34 million increase in returned reinsurance premiums. Premiums earned increased $88 million, primarily due to increases in certain non-package standard commercial lines and the increase in returned reinsurance premiums partially offset by the Premiums Receivable Charge. Losses and loss expenses increased $450 million, primarily due to the charge to establish Environmental IBNR; the Reinsurance Receivables Charge; increases in non-catastrophe weather-related losses and large losses; the Restructuring Charge; the increase in net reported environmental losses and loss expenses; and inflation in loss costs. Insurance operating expenses increased $64 million, primarily due to the Restructuring Charge, the Additional Staff Reduction Charge, the provision for other assets and a $24 million decrease in servicing carrier income.

The Agency & Brokerage Personal segment's underwriting results for the first nine months of 1994 were $16 million worse than the first nine months of 1993, primarily due to a $16 million increase in catastrophe losses, the segment's $13 million share of the Restructuring Charge ($9 million in loss expenses and $4 million in insurance operating expenses), its $6 million share of the provision for other assets and its $5 million share of the Additional Staff Reduction Charge ($1 million in loss expenses and $4 million in insurance operating expenses) partially offset by better loss experience and a decrease in relative underwriting expenses. Premiums earned decreased $97 million, primarily due to the Quota Share Cession and a decrease in the amount of risk accepted partially offset by price increases. Losses and loss expenses decreased $57 million, primarily due to the Quota Share Cession and the decrease in the amount of risk accepted partially offset by the increase in catastrophe losses, an increase in non-catastrophe weather-related losses, the Restructuring Charge and inflation in loss costs. Insurance operating expenses decreased $24 million, primarily due to a $42 million decrease in commission expense resulting from the Quota Share Cession partially offset by the Restructuring Charge, the Additional Staff Reduction Charge and the provision for other assets.

The Specialized Commercial segment's underwriting results for the first nine months of 1994 were $218 million worse than the first nine months of 1993, primarily due to the segment's $176 million share of the charge to establish Environmental IBNR, its $35 million share of the Reinsurance Receivables Charge and a $10 million increase in net reported environmental losses and loss expenses, partially offset by a $13 million decrease in catastrophe losses. Premiums earned increased $51 million, primarily due to both price increases and acceptance of new risk in certain lines.
Premiums earned increased $51 million in domestic marine, $46 million in specialty casualty, $33 million in workers' compensation in selected markets, and $19 million in aviation.
These increases were partially offset by a $77 million decrease in customized financial coverages and a $24 million decrease in multinational business. Losses and loss expenses increased $250 million, despite the decrease in catastrophe losses, primarily due to the charge to establish Environmental IBNR; the Reinsurance Receivables Charge; the increase in the amount of risk accepted; the increase in net reported environmental losses and loss expenses; and inflation in loss costs. Insurance operating expenses increased $19 million, primarily due to an increase in business written.

Net investment income for Insurance Operations for the first nine months of 1994 was $363 million, down $13 million from the first nine months of 1993, primarily due to the reinvestment of proceeds from sales, redemptions and maturities of fixed income securities into lower yielding intermediate-term securities. Fixed income securities include short-term investments, fixed maturities investments and nonredeemable preferred stock and comprise 83% of Continental's investments.

Realized capital gains for Insurance Operations for the first nine months of 1994 were $24 million, compared with $112 million for the first nine months of 1993. Sales of securities in the fixed income portfolio produced net realized capital losses of $7 million, compared with gains of $76 million in the first nine months of 1993. Sales of securities in the common stock portfolio produced $31 million of net realized capital gains, compared with gains of $36 million in the first nine months of 1993.

Corporate & Other Operations: Corporate & Other Operations had a loss before income taxes for the first nine months of 1994 of $88 million, $56 million worse than the first nine months of 1993. This decrease is primarily due to Corporate & Other Operations' $36 million share of the provision for other assets, a $19 million decrease in investment results (a $14 million decrease in net investment income and a $5 million decrease in realized capital gains) and higher corporate operating expenses partially offset by a $10 million decrease in corporate interest expense.

Income Taxes: In the first nine months of 1994, Continental recorded federal and foreign income tax benefits of $257 million and $2 million, respectively, and state and other income tax expenses of $1 million. In the first nine months of 1993 Continental recorded federal, foreign, and state and other income tax expenses of $21 million, $4 million, and $1 million, respectively. The income tax benefits for the first nine months of 1994 reflect the recognition of a deferred tax asset for the period's operating loss.

This recognition of a deferred tax asset for the period's operating losses gives rise to a change in the Corporation's overall effective tax rate. In the first nine months of 1994, Continental recorded an overall effective tax rate of 39% compared with 17% for the first nine months of 1993. The increase in the effective income tax rate is primarily due to the recognition of a deferred tax asset based upon management's estimate of increased future taxable income as discussed below.

Under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", deferred tax assets are initially recognized for net operating losses (NOLs), credits and differences between the financial statement carrying amounts and tax basis of assets and liabilities that will result in future deductible amounts; a valuation allowance is then established to reduce that deferred tax asset, if it is more likely than not that the related tax benefits will not be realized from future taxable income after considering tax planning. In establishing a valuation allowance, all available evidence, both positive and negative, must be considered. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized and then only for that portion.

Management believes that future taxable income will be sufficient to validate a significant portion of the deferred tax asset. Management anticipates that increases in future taxable income will arise primarily as a result of the completion of a re-engineering of its operations. These actions involve the following changes: (a) a reduction in volume of the business most prone to catastrophes, (b) the 1992 discontinuance of the traditional assumed reinsurance and marine reinsurance businesses, as well as indigenous international and international marine insurance businesses, (c) a reduction in staff and a concomitant $120 million reduction in expenses, (d) the estimated reduction in potential future charges resulting from the third quarter reserve adjustments, (e) anticipated income from the $300 million planned for capital infusion, and (f) the disposition of various subsidiaries at a substantial taxable gain.

Taking these actions into account, management has estimated that future taxable income will be sufficient to support a significant portion of the deferred tax asset. Because of uncertainties inherent in estimating the sufficiency of future taxable income, management concluded that a valuation allowance in the range of 20-25% of the net deferred tax asset after excluding unrealized depreciation is appropriate.

Discontinued Operations:   In the first nine months of 1994,
discontinued operations had income, net of income taxes, of $40 million, including a $36 million reduction of various tax liabilities on the books of operations discontinued in 1992 and a $4 million additional after tax gain from the sale of the premium financing operations. In the first nine months of 1993, discontinued operations had income, net of income taxes, from discontinued premium financing operations of $8 million.

Results of Operations - Third quarter 1994 compared with third quarter 1993.

Summary: The net result for third quarter 1994 included a $319 million loss from continuing operations and $40 million of income from discontinued operations. Net income for third quarter 1993 included $44 million of income from continuing operations and $1 million of income from discontinued operations.

Insurance Operations: Insurance Operations had a third quarter 1994 loss before income taxes of $499 million, $556 million worse than third quarter 1993. Third quarter 1994 underwriting results were down $516 million and investment results were down $40 million, including a $34 million decrease in net realized capital gains and a $6 million decrease in net investment income.

The $516 million decrease in underwriting results was primarily due to the $400 million charge to establish Environmental IBNR, the $80 million Reinsurance Receivables Charge, the $31 million Premiums Receivable Charge, the Insurance Operations' $17 million share of the provision for other assets, the $14 million Additional Staff Reduction Charge ($2 million in loss expenses and $12 million in insurance operating expenses) and a $25 million increase in net reported environmental losses and loss expenses partially offset by a $6 million decrease in catastrophe losses and a $25 million increase in returned reinsurance premiums. Premiums earned decreased $95 million, primarily due to a $110 million Quota Share Cession and a decrease in the amount of risk accepted partially offset by the increase in returned reinsurance premiums. Losses and loss expenses increased $421 million, primarily due to the charge to establish Environmental IBNR, the Reinsurance Receivables Charge, the increase in net reported environmental losses and loss expenses and inflation in loss costs partially offset by a $77 million Quota Share Cession, the decrease in catastrophe losses and the decrease in the amount of risk accepted. Insurance operating expenses remained flat with the prior year's third quarter.

Third quarter 1994 underwriting results included pretax catastrophe losses of $22 million, compared with $28 million in third quarter 1993.

The insurance segments' third quarter premiums earned and underwriting results were as follows:

(millions)
                                Premiums Earned       Underwriting Results

INSURANCE SEGMENT*               1994      1993            1994      1993
Agency & Brokerage Commercial  $  590    $  566          $ (371)    $ (46)
Agency & Brokerage Personal       112       227              (9)      (17)
Specialized Commercial            378       382            (234)      (35)
   Total Insurance Operations  $1,080    $1,175          $ (614)    $ (98)

*Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.


The Agency & Brokerage Commercial segment's third quarter 1994 underwriting results were $325 million worse than third quarter 1993, primarily due to the segment's $224 million share of the charge to establish Environmental IBNR, its $45 million share of the Reinsurance Receivables Charge, the Premiums Receivable Charge, its $11 million share of the provision for other assets, its $9 million share of the Additional Staff Reduction Charge ($1 million in loss expenses and $8 million in insurance operating expenses), a $16 million increase in net reported environmental losses and loss expenses and inflation in loss costs partially offset by a $24 million increase in returned reinsurance premiums and a $9 million decrease in catastrophe losses. Premiums earned increased $24 million, primarily due to the increase in returned reinsurance premiums and an increase in certain non-package standard commercial lines partially offset by the Premiums Receivable Charge. Losses and loss expenses increased $315 million, primarily due to the charge to establish Environmental IBNR, the Reinsurance Receivables Charge, the increase in net reported environmental losses and loss expenses, worse loss experience and inflation in loss costs partially offset by the decrease in catastrophe losses and a decrease in the amount of risk accepted. Insurance operating expenses increased $34 million, primarily due to the Additional Staff Reduction Charge, the provision for other assets and an increase in relative underwriting expenses.

The Agency & Brokerage Personal segment's third quarter 1994 underwriting results were $8 million better than third quarter 1993, primarily due to better loss experience and a decrease in relative underwriting expenses partially offset by an $11 million increase in catastrophe losses, the segment's $6 million share of the provision for other assets and its $5 million share of the Additional Staff Reduction Charge ($1 million in loss expenses and $4 million in insurance operating expenses). Premiums earned decreased $115 million, primarily due to the Quota Share Cession. Losses and loss expenses decreased $82 million, primarily due to the Quota Share Cession and a decrease in the amount of risk accepted partially offset by an $11 million increase in catastrophe losses and inflation in loss costs. Insurance operating expenses decreased $41 million, primarily due to a $42 million decrease in commission expense resulting from the Quota Share Cession and a decrease in relative underwriting expenses partially offset by the Additional Staff Reduction Charge and the provision for other assets.

The Specialized Commercial segment's third quarter 1994 underwriting results were $199 million worse than third quarter 1993, primarily due to the segment's $176 million share of the charge to establish Environmental IBNR, its $35 million share of the Reinsurance Receivables Charge and a $9 million increase in net reported environmental losses and loss expenses partially offset by an $8 million decrease in catastrophe losses. Premiums earned decreased $4 million, primarily due to a $29 million decrease in customized financial coverages and an $11 million charge related to reinsurance disputes partially offset by increases in certain lines ($14 million in domestic marine, $10 million in specialty casualty, $8 million in aviation and $5 million in workers' compensation in selected markets) due to both price increases and acceptance of new risks.
Losses and loss expenses increased $188 million primarily due to the charge to establish Environmental IBNR, the Reinsurance Receivables Charge, the increase in net reported environmental losses and loss expenses and inflation in loss costs partially offset by the decrease in catastrophe losses and better loss experience in certain lines. Insurance operating expenses increased $7 million primarily due an increase in relative underwriting expenses.

Third quarter 1994 net investment income for Insurance Operations was $119 million, down $6 million from third quarter 1993, primarily due to the reinvestment of proceeds from sales, redemptions and maturities of fixed income securities into lower yielding intermediate-term securities.

Third quarter 1994 realized capital losses for Insurance Operations were $4 million compared with realized capital gains of $30 million in third quarter 1993. Sales of securities in the fixed income portfolio produced $10 million of net realized capital losses, compared with gains of $21 million in third quarter 1993. Sales of appreciated securities in the common stock portfolio produced $6 million of net realized capital gains, compared with $9 million in third quarter 1993.

Corporate & Other Operations: Corporate & Other Operations had a third quarter 1994 loss before income taxes of $56 million, $47 million worse than third quarter 1993. This decrease is primarily due to Corporate & Other Operations' $36 million share of the provision for other assets and an increase in corporate operating expenses.

Income Taxes:   In third quarter 1994, Continental recorded
federal and foreign income tax benefits of $235 million and $1 million, respectively, and no state and other income tax expense or benefit. In third quarter 1993, Continental recorded federal income tax expense of $3 million and no foreign or state and other income tax expenses or benefits. The decrease in the federal income tax expense reflects third quarter 1994's operating losses.

The federal tax benefit for third quarter 1994 is primarily due to a $240 million increase in the deferred tax asset recognized, which resulted in an effective tax rate of 43% in the third quarter 1994. This compares with effective tax rates of 22% and 21% for the first three and first six months of 1994, respectively (see "Results of Operations - First Nine Months 1994 compared with First Nine Months 1993 - Income Taxes").


Discontinued Operations: In third quarter 1994, discontinued operations had income, net of income taxes, of $40 million, including a $36 million reduction of various tax liabilities on the books of operations discontinued in 1992 and a $4 million additional after tax gain from the sale in 1993 of the premium financing operations. In third quarter 1993, discontinued premium financing operations had income, net of income taxes, of $1 million.

Other Developments

Planned Capital Infusion: In order to bolster insurance operating capital and to maintain the financial strength and claims paying ability ratings of its domestic insurance subsidiaries (see "Rating Agencies"), Continental has entered into a definitive agreement to sell preferred stock with an aggregate liquidation preference of $200 million to Insurance Partners, L.P. The agreement provides that Insurance Partners, L.P., will acquire for $200 million in cash two series of cumulative preferred stock issues, each series paying an annual cash dividend of 9.75% (approximately $20 million). In addition, Insurance Partners, L.P., will receive an option to acquire $125 million in liquidation preference of a separate series of 9.75% non-convertible preferred stock. Of the $200 million, about $165 million will be for a series of convertible preferred stock, convertible into approximately 19.9% of Continental's currently outstanding common shares, at a conversion price of $15.00 per share. The balance, about $35 million, will be for a series of nonconvertible preferred stock redeemable under certain circumstances at a price which would include a redemption premium for any increase in the per share price of the common stock over a strike price of $15.00. The two preferred issues will mature in 15 years, but may be redeemed by Continental after seven years under certain circumstances. The option and its underlying preferred stock will be redeemable under certain circumstances at a price which would include a redemption premium for any increase in the per share price of the common stock over a strike price of $17.00.

At the time of their issuance, for financial statement reporting, these redeemable securities will be presented separately from shareholder's equity and the $200 million of proceeds received will be allocated to the preferred stock issued and to the option based on the relative fair value of the securities issued, net of related transaction fees. Any difference between the recorded amount and liquidation value will be accreted using the interest method through a charge to retained earnings. In addition, changes in the redemption premium will also be adjusted through retained earnings generally when the fair value of the common shares exceeds the strike prices. The amounts of the preferred dividends, periodic accretion and changes for the recognition of the redemption charges will reduce income applicable to common shareholders in the calculation of earnings per share.

The terms of the preferred stock provide that Continental will continue to not pay dividends on its common stock for an additional period of three years from the time the preferred stock is sold and would after three years be subject to limitations in payment of such dividends if any Continental preferred stock is not rated at least BBB- by Standard & Poor's Insurance Rating Services and Baa3 by Moody's Investor Services (see "Liquidity").

The agreement also provides that, following the investment by Insurance Partners, Continental will further strengthen its capital base by raising $100 million, at Continental's option, in non-convertible preferred stock or debt.

Following the anticipated purchase of the preferred stock, Insurance Partners will be entitled to nominate up to four directors to serve on Continental's board.

In addition, Richard M. Haverland has been elected Vice Chairman and a Director of The Continental Corporation's Board. Upon completion of the planned transaction, Mr. Haverland will become
Chairman and Chief Executive Officer, succeeding John P.
Mascotte, who will resign.

The proposed transaction is subject to satisfaction of closing conditions under the agreement, including regulatory approvals.
If the agreement is terminated by Continental in order to enter into an agreement for a merger or similar transaction, Insurance
Partners would be paid a termination fee representing the higher of $17.5 million or 1.875% of the aggregate value of the other transaction and expenses incurred in connection with this transaction.

Economic Issues: Price levels in the property and casualty insurance markets are cyclical and materially affect Continental's underwriting results. Continental is reunderwriting its existing book of business to focus on those areas in which management believes Continental can achieve an underwriting profit. The slowdown in Continental's premium growth from 1993 reflects actions taken in 1994 to significantly curtail business for which management believes prices are inadequate relative to loss costs. Premiums, net income and cash flow will depend on the degree to which these efforts are successful.

Inflation generally increases the cost of losses covered by insurance contracts. However, the effect of inflation varies by line of business. Since the overall rate of inflation has been relatively constant and historically normal in recent years, such effects have been less significant than in previous years, except in medical care costs. The medical cost inflation rate, while now generally decreasing in anticipation of enactment of a comprehensive health care reform program, is still higher than the overall inflation rate. Lines of insurance involving medical care costs, such as automobile, workers' compensation and medical malpractice, comprised 38% of Continental's premiums earned for the first nine months of 1994. The method used by Continental to estimate individual case reserves and reserves for unreported claims implicitly considers the effect of inflation in the projection of ultimate costs.

Asbestos-Related, Other Toxic Tort and Environmental Pollution
Claims: Included in Continental's liability for outstanding losses and loss expenses are net undiscounted reserves for reported asbestos-related, other toxic tort and environmental pollution claims ("Reported Environmental Claims") for losses and loss expenses of $171 million at September 30, 1994 ($148 million at September 30, 1993) and undiscounted reserves for Environmental IBNR of $400 million at September 30, 1994 ($0 at September 30, 1993). Included in Continental's reinsurance assets are amounts due for Reported Environmental Claims of $139 million at September 30, 1994 ($120 million at September 30,
1993) (See "Reinsurance"). Net losses and loss expenses include charges for Reported Environmental Claims and Environmental IBNR of $476 million and $31 million for the first nine months of 1994 and 1993, respectively. The $445 million increase in losses and loss expenses is primarily due to the recording of $400 million to establish reserves for Environmental IBNR, for the first time, in the third quarter of 1994.

Also included in the results for the third quarter of 1994 is the $80 million Reinsurance Receivables Charge on Environmental IBNR. The provision for future uncollectible reinsurance on Environmental IBNR was developed using Continental's history of insolvencies, commutations and disputes charges as a percentage of net incurred environmental losses and loss expenses.

Prior to the third quarter of 1994, Continental did not establish reserves for Environmental IBNR because of significant uncertainties (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language), which did not allow liabilities to be reasonably estimated in accordance with accepted actuarial standards. Continental has been monitoring and assessing developments in the actuarial profession with respect to such unquantifiable liabilities as well as possible clarification of uncertainties under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) through the debates on its extension or modification. While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for unreported environmental claims using traditional actuarial techniques, it has concluded that different actuarial approaches for creating reserves for unreported environmental claims have been sufficiently developed and accepted in the industry to permit Continental to establish a reserve. The standard utilized by Continental involves measuring total reserves for Reported Environmental Claims and Environmental IBNR in terms of a number of years these reserves could fund the current rate of payments for these claims. Because of the methodologies utilized by Continental to establish such reserves, they are reported net. The new $400 million Environmental IBNR reserves, together with its reserves for Reported Environmental
Claims, would comprise approximately 9 times its historical average net paid losses and loss expenses for these claims. Since
Continental cannot determine an ultimate Environmental IBNR, it may incur future charges for environmental claims incurred but not reported, which may be material to Continental's financial position, results of operations or liquidity.

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

Restructuring Charge: In March 1994, Continental's senior management approved a definite plan to re-engineer the operations of Continental's Agency & Brokerage division (including home office, field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering are Cranbury, New Jersey; New York, New York; Duluth, Georgia;
Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland
Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. These re-engineering efforts are expected to involve a net elimination of 680 positions (approximately 1,200 terminations, net of new hires and transfers), from a total company workforce of 12,255 at year end
1993, within one year from approval of the plan, as well as achieve business-related expense savings. Substantially all of the identified employees have been notified that their positions have been eliminated. The re-engineering efforts also include vacating leased space at 27 locations. As of September 30, 1994, 15 of these locations have been vacated; the lease vacating program is expected to be completed by the end of 1994.
Continental has also implemented additional cost saving measures in several employee benefit programs. Included in the re-engineering plan are severance packages for all affected employees as well as extended benefits and outplacement counseling for many of them. Underwriting results for the first nine months of 1994 included a $45 million restructuring charge, including $29 million in expected severance and related benefits and $16 million in expected lease vacations and other associated costs.

Through the third quarter 1994, Continental paid $10 million in expenses ($8 million in severance and related benefits, and $2 million in lease vacations and other associated costs) associated with its planned restructuring, which reduced its outstanding liability at September 30, 1994 to $35 million.

Additional Improvements: In June 1994, Continental announced additional steps with a goal to improve its profitability and strengthen the capital base of its domestic insurance subsidiaries. To improve its profitability, Continental began to curtail its property writings, especially in catastrophe-prone areas (see "Economic Issues"). Also, to further reduce its operating expenses, Continental reconsidered its staffing needs and developed another plan in the third quarter of 1994 that would result in a further net reduction of approximately 1,100 positions (in addition to the terminations of approximately 1,200 from the March plan). Underwriting results for the third quarter include the $14 million Additional Staff Reduction Charge, which include the cost for expected severance and related benefits. As of September 30, 1994, no payments were made relating to this charge. In addition, substantially all identified employees have been notified that their positions have been eliminated.
Management believes that its previously announced re-engineering actions (see "Restructuring Charge") together with this elimination of another 1,100 positions will create annual pretax savings of about $120 million compared with its reported 1993 expenses.

To strengthen the capital base of its domestic insurance subsidiaries, during the second and third quarters of 1994, The Continental Corporation redeployed $275 million of capital to its domestic insurance operations. This redeployment represents essentially all of its currently available surplus from operations other than its domestic insurance operations. In addition, Continental has arranged the Quota Share Cession to lower its premium-to-surplus ratio and further reduce its
exposure to catastrophes (see "Reinsurance").   Continental will
conduct its regular annual in-depth review of its core (non-environmental) reserves at year-end. This review could result in substantial additional reserve strengthening.

Planned Sales of Subsidiaries: In third quarter 1994, the Continental entered into a definitive agreement to sell Continental Canada, a major property and casualty insurer in Canada, to Fairfax Financial Holdings Limited, a Canadian financial services company. Under the terms of the agreement, the Corporation would receive (expressed in Canadian dollars) $130 million in cash, debt securities of Fairfax Financial with a face value of $25 million and a contingent payment of up to $10 million based on the performance of Continental Canada during the five years following the sale. The approximate U.S. dollar equivalents at the exchange rate on October 31, 1994 are $97 million, $19 million and $7 million, respectively. The proposed sale is subject to satisfaction of closing conditions under the agreement, including regulatory approvals. Continental does not expect the sale of Continental Canada as proposed to have a significant impact on its financial position, results of operations or liquidity.

In October 1994, Continental entered into an agreement in principle to sell its Casualty Insurance unit to Fremont General Corporation for $250 million in cash. Casualty Insurance, based in Chicago, is the leading writer of workers' compensation insurance in Illinois. The unit also has facilities operating in Wisconsin, Indiana, Michigan and California. In 1993, Casualty wrote $362 million in premiums, overwhelmingly in the Midwest. The proposed transaction is subject to completion of a definitive agreement, regulatory approvals, and satisfaction of other closing conditions under the agreement. Continental expects to recognize a gain on the sale of this operation but does not expect the sale to have a significant impact on its financial position or liquidity.

Also in October 1994, Continental entered into an agreement with Insurance Partners, L.P., and related parties to sell the operations of Continental Asset Management (CAM) for about $35 million in notes. Under the terms of this agreement, Continental has an option to purchase a 20% interest in these operations.
The proposed transaction is subject to satisfaction of closing conditions, including financing and applicable regulatory approvals. Continental Asset Management is an investment advisory firm which manages Continental's investment portfolio and provides investment management services for outside clients,
including property/casualty insurance companies.   The agreement
contemplates that Continental will continue to receive advisory
services from CAM.   The purchase price will be subject to
adjustments under circumstances relating to the loss, if any, of unaffiliated clients prior to the consummation of the purchase and to a shortfall, if any, in fees by Continental's affiliates over a 7 year period following the consummation of the purchase. Due to the conditions of sale, Continental will not immediately recognize any gain from this transaction.

Discontinued Operations: In 1994, Continental recognized an additional after tax gain of $4 million related to the sale of its premium financing operations as a result of final tax elections made for 1993. In addition, Continental reduced various tax liabilities related to previously discontinued operations and realized $36 million in additional income. The reduction in the various tax liabilities is a direct result of a recent review of Continental's tax position (see "Results of Operations - Income Taxes") and the development of the discontinued operations over the last two years. In December 1993, Continental completed the sale of its premium financing operations, AFCO Credit Corporation, AFCO Acceptance Corporation and their Canadian affiliate CAFO Inc., to Mellon Bank Corporation. Continental realized a $36 million gain from this sale, net of income taxes. The 1993 results and net assets of these premium financing operations, which were previously reported in the Corporate & Other Operations segment, have been classified as discontinued in the accompanying Consolidated Financial Statements.

New Accounting Pronouncements: Effective January 1, 1993, Continental adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," Emerging Issues Task Force issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The cumulative change to Continental's results for the first nine months of 1993 from these adoptions was a net benefit of $2 million.

In addition, effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which did not change the way Continental accounts for investments or have a material impact on its 1993 financial results.

Financial Resources and Liquidity
Cash Flow Analysis: Operating activities for the first nine months of 1994 used $717 million in cash and cash equivalents, whereas operating activities for the first nine months of 1993 used cash and cash equivalents of $286 million. The principal causes for the increase in cash used by operations were a $242 million increase in losses and loss expenses paid, the repayment of $188 million of obligations under reverse repurchase and dollar reverse repurchase agreements and a $56 million increase in underwriting expenses paid. These increases were partially offset by a $91 million increase in premiums collected and a $12 million increase in investment income received. In addition, discontinued operations provided $27 million in cash for continuing operations in the first nine months of 1994 whereas it provided $106 million in the first nine months of 1993. The decrease represents cash proceeds received from sales of discontinued operations in 1993.

Investing activities for the first nine months of 1994 provided $814 million in cash and cash equivalents, whereas investing activities for the first nine months of 1993 provided $529 million in cash and cash equivalents. Increases in investments are reported as uses of cash and cash equivalents, and proceeds from sales, redemptions and maturities of investments are reported as provisions of cash and cash equivalents. The increase in cash provided by investing activities is primarily due to higher 1994 net sales of securities as a result of increased cash used by operating activities.

Financing activities for the first nine months of 1994 used $63 million in cash and cash equivalents, whereas financing activities for the first nine months of 1993 used $224 million in cash and cash equivalents. Increases in borrowings are reported as provisions of cash and cash equivalents, while decreases in borrowings and payments of dividends are reported as uses of cash and cash equivalents. The decrease in cash used by financing activities is primarily due to a $282 million retirement of debt in the first nine months of 1993, $14 million reduction in short-term debt partially offset by the issuance of $150 million of Notes in the first nine months of 1993 and a $17 million decrease in dividends paid to shareholders.

As a result of the operating, investing and financing activities described above, cash and cash equivalents provided by operations increased $15 million from the first nine months of 1993.

Liquidity: To meet its cash obligations, including claims payments, operating expenses, interest and principal payments on debt, declared shareholder dividends and taxes, Continental holds cash reserves, short-term money market instruments and other fixed income securities with maturities of less than one year.

In March 1993, Continental sold $150 million of a total of $350 million of Notes (which provided $147 million of a total of $346 million in cash, net of offering and underwriting costs) outstanding under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission. During 1993, Continental used $282 million of the net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term borrowings. Continental intends to raise additional capital of approximately $100 million, through the issuance of either preferred stock or notes; but does not currently contemplate incurring other borrowings other than for the purpose of reducing amounts outstanding under its revolving credit facility described below.

During the first nine months of 1994, Continental's domestic insurance subsidiaries paid it $58 million in dividends. Each of the states in which one or more of these subsidiaries are domiciled have enacted a formula which governs the maximum amount of dividends that they may pay without prior regulatory approval. These formulas, which are substantially similar, limit such dividends based on such factors as policyholder surplus, net income, net investment income, and/or unassigned surplus. Under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its domestic insurance subsidiaries during the year ending December 31, 1994 without regulatory approval is estimated to be $129 million, in addition to the $58 million paid during the first nine months of 1994. Continental anticipates that dividends from its domestic insurance subsidiaries will enable it to meet its near term obligations for interest and principal payments on debt, anticipated preferred stock dividends, corporate expenses and taxes . To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions. In August 1994, Continental's Board of Directors, citing the need to further strengthen the Corporation's capital base, eliminated the quarterly cash dividend of $.25 per share on the Corporation's common stock. The preferred stock issuable to Insurance Partners will prohibit payment of common stock dividends for three years and restricts common stock dividends thereafter under certain circumstance (see "Planned Capital Infusion").

Continental anticipates using cash flows from operations to pay for the remaining charges associated with its planned restructuring and additional improvements ($49 million). Based on its restructuring program, the remaining costs should be paid over the fourth quarter of 1994 with any residual amount to be paid in first quarter 1995.

During the third quarter, Continental extended the maturity of its revolving credit facility from December 30, 1994 to December 31, 1995. In addition, the revolving credit facility has been increased by $60 million and provides for borrowings of up to $210 million from a syndicate of banks. Funds borrowed through the facility may be used for general corporate purposes, but Continental has used and intends to use the facility primarily as an alternative to traditional sources of short-term borrowings. At September 30, 1994, Continental had a $128 million balance outstanding through the facility. As of October 31, 1994, that balance increased to $205 million outstanding through the facility; the proceeds of these borrowings were used to repay other short-term borrowings. Under the revolving credit agreement, Continental is required, among other things, to maintain a modified debt to capital (debt plus shareholders' equity minus net unrealized appreciation (depreciation) of investments) ratio of 40% and a minimum level of statutory surplus for its domestic insurance subsidiaries of $1,465 million. As at September 30, 1994 (the most recent date for compliance computations), Continental maintained a debt to capital ratio of approximately 39.9% and statutory surplus for such subsidiaries of $1,480 million.

Investments: Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Standard & Poor's rating of AA (or its Moody's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $6,068 million at September 30, 1994 (compared with a fair value of $6,291 million at September 30, 1993) and included mortgage-backed securities with a fair value of $1,337 million and an amortized cost of $1,400 million at September 30, 1994 (compared with a fair value of $1,235 million and an amortized cost of $1,226 million at September 30, 1993). Continental's mortgage-backed securities have an average Standard & Poor's rating of AAA (or its Moody's equivalent) and an average life of 9 years. Continental has an insignificant investment in collateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate.

At September 30, 1994, Continental's bond portfolio classified by
Moody's rating was as follows:

                                Percentage of
         Moody's Rating         Bond Portfolio
         Aaa                        53.2%
         Aa                         20.2
         A                          15.5
         Baa                         6.8
         Below Baa                   4.3
                                   100.0%

At September 30, 1994, the fixed maturities portfolio included an immaterial amount of securities, the fair value of which is expected to be lower than their carrying value for more than a temporary period; such investments have been recorded in the accompanying Consolidated Balance Sheets at their net realizable value.

Continental also maintains an equity securities portfolio, the fair value of which was $729 million at September 30, 1994. At
September 30, 1994, Continental also had a $110 million investment in privately placed direct mortgages, which are included in the balance sheet caption "Other Long-Term Investments."

Unrealized appreciation on investments decreased $531 million, before income taxes, from December 31, 1993. Unrealized appreciation on fixed maturities decreased $524 million.
Unrealized appreciation on common stocks increased $2 million, while unrealized appreciation on nonredeemable preferred stocks decreased $8 million. Unrealized appreciation on other long-term investments decreased $1 million. In addition, unrealized appreciation on investments held by discontinued operations decreased $49 million, before income taxes, from December 31, 1993.

In October, Continental sold a significant portion of its appreciated equity securities and recognized $92 million of realized capital gains. At October 31, 1994, Continental equity securities had a fair value of $424 million, which represents a $305 million decrease from the fair value at September 30, 1994.

Continental holds a small amount of derivative financial investments for the purposes of enhancing income and total return and/or hedging long-term investments. At September 30, 1994 the total notional value of these investments amounted to $478 million and include financial future contracts, interest rate swap agreements, swaptions, financial options and foreign currency forward contracts. Continental does not expect to recognize material gains or losses related to these investments.

Continental's book value per share at September 30, 1994 was $24.75, compared with $39.40 at December 31, 1993, reflecting a $7.42 per share decline in the unrealized appreciation of investments (primarily due to the rise in interest rates during the first nine months of 1994), the $6.56 per share loss for the first nine months of 1994, a $0.16 per share worsening of the foreign currency translation adjustment and a $0.50 per share shareholder dividend payment.

Rating Agencies: In June, 1994, A.M. Best & Co. affirmed the financial strength rating of Continental's domestic insurance subsidiaries as "A-" (Excellent), but placed the rating under review with developing implications, pending further evaluation of the companies capital preservation efforts, restructuring plans and future business plans. In October 1994, as a result of Continental's recent capital preservation efforts (see "Planned Capital Infusion", "Restructuring Charge", "Additional Improvements", and "Planned Sale of Subsidiaries"), and its capital raising efforts (see "Planned Capital Infusion"), A.M. Best & Co. completed the announced review of the rating and affirmed the financial strength rating of the domestic insurance subsidiaries as "A-" (Excellent). Management believes that failure to maintain this rating would have a material adverse effect on its results of operations and financial condition.

In September and October 1994, Moody's Investor Services, an independent rating agency, lowered the claims paying ability rating of the Corporation's principal insurance subsidiaries from A2 (Good) to A3 (Good) and then from A3 to Baa1 (Adequate) and the Corporation's senior debt rating from Baa1 to Baa2 and then from Baa2 to Baa3. Also in October 1994, Standard & Poor's
Insurance Rating Services, another independent rating agency, lowered the claims paying ability rating of the Corporation's principal insurance subsidiaries from AA-(Excellent) to A-
(Good) and the Corporation's senior debt rating from A- to BBB-.
These downgrades are expected to cause an increase in Continental's borrowing costs which is not expected to be significant.


Reinsurance: In the ordinary course of business, Continental cedes business to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not relieve Continental of its obligations to its insureds. Continental reviews the creditworthiness of its reinsurers on an ongoing basis. To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers who do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning its reinsurance claims. In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes the collection of these net recoveries to be probable.

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

Effective July 1, 1994, Continental entered into a quota share agreement (i.e., the Quota Share Cession) to reinsure a portion of its domestic personal lines business with a major U.S.
reinsurer. From July 1, 1994 through December 31, 1995, Continental's quota share participation is 50% of the covered lines. Continental expects to cede premiums related to this agreement of approximately $300 million per year, through December 31, 1995. This arrangement will help Continental lower its premium-to-surplus ratio and further reduce its exposure to catastrophes subject to the agreement's catastrophe coverage limits.

Sale of Premiums Receivable: In December, 1993, Continental sold $513 million of premiums receivables balances. This sale accelerated the cash flow from the sold receivables, increasing cash provided by operations in 1993, but reducing cash by $487 million for the first nine months of 1994, when this portion of the receivables would have been collected. As a result, the balance sheet caption "Premiums Receivable" at September 30, 1994 is lower by $26 million than it otherwise would have been. In the event that the receivables are not collected, Continental's credit risk is limited to the amount that the purchasers of such receivables hold as a deposit ($15 million at September 30, 1994).




                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security-holders during the three months ended September 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

See the Exhibit Index included herein.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report. A report on Form 8-K was filed on October 18, 1994.


                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Continental Corporation
                                               (Registrant)




Dated:  November 14, 1994               By  s\William A. Robbie

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


Exhibit No.

    (10) (a) Credit Agreement dated as of December 30, 1993, among The Continental Corporation, the several lenders from time to time parties thereto, Chemical Bank and Citibank, N.A., as Co-Agents, and Chemical Bank, as Administrative Agent, as amended by Amendment dated as of March 30, 1994, Second Amendment dated as of June 30, 1994, and Third Amendment dated as of September 29, 1994.

          (b) The following document filed with the SEC on October 18, 1994 as Exhibit 10(e) to the report on Form 8-K is incorporated herein by reference:

                 The Continental Corporation Executive Termination Program


    (11)      Statement Re:  Computation of Per Share Earnings.



                                                             EXHIBIT 11
                        THE CONTINENTAL CORPORATION
               STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                (millions, except share and per share amounts)

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1994        1993       1994         1993

Income (Loss) from
 Continuing Operations           $(318.9)    $44.4      $(402.9)      $131.1

Adjusted for:
 Preferred Stock Dividends          -          0.8          0.1          2.4

Income (Loss) from
Continuing Operations
 Available to Common Shareholders (318.9)     43.6       (403.0)       128.7

Income from Discontinued
 Operations, Net of Income Taxes    39.5       0.6         39.5          8.3


Income (Loss) Available to
 Common Shareholders before Net
 Cumulative Effect of Changes
 in Accounting Principles         (279.4)     44.2       (363.5)       137.0


Net Cumulative Effect of Changes
 in Accounting Principles           -          -            -            1.6


Net Income (Loss) Available
 to Common Shareholders          $(279.4)    $44.2      $(363.5)      $138.6



Weighted Average Shares of
 Common Stock Outstanding:


   Primary                    55,466,002  55,314,017  55,424,896   55,139,893
   Fully Diluted              55,587,233  55,890,373  55,546,127   55,716,249





                                                                 EXHIBIT 11
                        THE CONTINENTAL CORPORATION
          STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS, CONTINUED
                (millions, except share and per share amounts)



                                 Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                                 1994         1993       1994        1993

Earnings Per Share:

Income (Loss) Per Common Share
 from Continuing Operations


    Primary (1)                  $(5.75)     $0.79      $(7.27)     $2.34
    Fully Diluted (2)            $(5.74)     $0.78      $(7.26)     $2.31


Income from Discontinued
 Operations, Net of Income
 Taxes

    Primary (1)                  $ 0.71      $0.01      $ 0.71      $0.15
    Fully Diluted (2)            $ 0.71      $0.01      $ 0.71      $0.15


Net Cumulative Effect of Changes
 in Accounting Principles

    Primary (1)                     -          -           -        $0.03
    Fully Diluted (2)               -          -           -        $0.03

Net Income Per Common Share

    Primary (1)                  $(5.04)     $0.80      $(6.56)     $2.52
    Fully Diluted (2)            $(5.03)     $0.79      $(6.55)     $2.49


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


          CREDIT AGREEMENT, dated as of December 30, 1993, among THE CONTINENTAL CORPORATION, a New York corporation (the "Borrower"), the several banks and other financial institutions from time to time parties to this Agreement (the "Lenders"), CHEMICAL BANK, a New York banking corporation ("Chemical") and CITIBANK, N.A., a national banking association, as co-agents for the Lenders hereunder (in such capacity, the "Co-Agents" and each a "Co-Agent") and Chemical as administrative agent for the Lenders hereunder (in such capacity, the "Administrative Agent").

     The parties hereto hereby agree as follows:


                             SECTION 1.  DEFINITIONS

          1.1 Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

          "ABR": for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and
     (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof: "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by Chemical as its prime rate in effect at its principal office in New York City (the Prime Rate not being intended to be the lowest rate of interest charged by Chemical in connection with extensions of credit to debtors); "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) a fraction, the numerator of which is one and the denominator of which is one minus the C/D Reserve Percentage and (b) the C/D Assessment Rate; "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board of Governors of the Federal Reserve System (the "Board") through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 A.M., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business Day) by the Administrative Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it; and "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three federal funds brokers of recognized standing selected by it. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate, or both, for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the ABR shall be determined without regard to clause (b) or (c), or both, of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the ABR due to a change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate shall be effective as of the opening of business on the effective day of such change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate, respectively.

          "ABR Loans": Revolving Credit Loans the rate of interest applicable to which is based upon the ABR.

          "Absolute Rate CAF Advance Request": any CAF Advance Request requesting the Lenders to offer to make CAF Advances at an absolute rate (as opposed to a rate composed of the Eurodollar Rate plus or minus a margin).

          "AFCO": collectively, Afco Credit Corporation, a New York corporation, and CAFO Inc., a Canadian corporation.

          "Affiliate": as to any Person, any other Person (other than a Subsidiary) which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. For purposes of this definition, "control" of a Person means the power, directly or indirectly, either to (a) vote 10% or more of the securities having ordinary voting power for the election of directors of such Person or (b) direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.

          "Agreement": this Credit Agreement, as amended, supplemented or otherwise modified from time to time.

          "Assignee":  as defined in subsection 9.6(c).

          "Borrowing Date": any Business Day specified in a notice pursuant to subsection 2.3 or 2.7 as a date on which the Borrower requests the Lenders to make Loans hereunder.

          "Business Day": a day other than a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to close.

          "CAF Advance":  each loan made pursuant to subsection 2.6.

          "CAF Advance Commitment Period": the period from and including the Closing Date until the date which is 7 days prior to the Termination Date.

          "CAF Advance Confirmation": each confirmation by the Borrower of its acceptance of CAF Advance Offers, which CAF Advance Confirmation shall be substantially in the form of Exhibit C and shall be delivered to the Administrative Agent in writing or by facsimile transmission.

          "CAF Advance Interest Payment Date": as to each CAF Advance, the CAF Advance Maturity Date thereof and each other interest payment date specified by the Borrower for such CAF Advance in the related CAF Advance Request.

          "CAF Advance Maturity Date": as to any CAF Advance, the date specified by the Borrower pursuant to subsection 2.7(d)(2) in its acceptance of the related CAF Advance Offer.

          "CAF Advance Note": as defined in subsection 2.9; collectively, the "CAF Advance Notes."

          "CAF Advance Offer": each offer by a Lender to make one or more CAF Advances pursuant to a CAF Advance Request, which CAF Advance Offer shall contain the information specified in Exhibit D and shall be delivered to the Administrative Agent by telephone, immediately confirmed by facsimile transmission.

          "CAF Advance Request": each request by the Borrower for Lenders to submit bids to make CAF Advances, which request shall contain the information in respect of such requested CAF Advances specified in Exhibit E and shall be delivered to the Administrative Agent in writing or by facsimile transmission, or by telephone, immediately confirmed by facsimile transmission.

          "Capital Stock": any and all shares, interests, participations or other equivalents (however designated) of capital stock of a corporation, any and all equivalent ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.

          "C/D Assessment Rate": for any day as applied to any ABR Loan, the annual assessment rate in effect on such day which is payable by a member of the Bank Insurance Fund classified as well-capitalized and within supervisory subgroup "B" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R. Section 327.3(d) (or any successor provision) to the Federal Deposit Insurance Corporation (or any successor) for such Corporation's (or such successor's) insuring time deposits at offices of such institution in the United States.

          "C/D Reserve Percentage": for any day as applied to any ABR Loan, that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) (the "Board"), for determining the maximum reserve requirement for a Depositary Institution (as defined in Regulation D of the Board) in respect of new non-personal time deposits in Dollars having a maturity of 30 days or more.

          "Chemical":  Chemical Bank.

          "CIC": The Continental Insurance Company, a New Hampshire corporation.

          "Citibank":  Citibank, N.A., a national banking association.

          "Closing Date": the date on which the conditions precedent set forth in subsection 4.1 shall be satisfied.

          "Code": the Internal Revenue Code of 1986, as amended from time to time.

          "Commitment": as to any Lender, the obligation of such Lender to make Revolving Credit Loans to the Borrower hereunder in an aggregate principal amount at any one time outstanding not to exceed the amount set forth opposite such Lender's name on Schedule I, as such amount may be reduced or increased from time to time in accordance with the provisions of this Agreement.

          "Commitment Percentage": as to any Lender at any time, the percentage which such Lender's Commitment then constitutes of the aggregate Commitments (or, at any time after the Commitments shall have expired or terminated, the percentage which the aggregate principal amount of such Lender's Loans then outstanding constitutes of the aggregate principal amount of the Loans then outstanding).

          "Commitment Period": the period from and including the date hereof to but not including the Termination Date or such earlier date on which the Commitments shall terminate as provided herein.

          "Commonly Controlled Entity": an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 4001 of ERISA or is part of a group which includes the Borrower and which is treated as a single employer under Section 414 of the Code.

          "Consolidated Capital": as to any Person as of a particular date, all amounts which would in conformity with GAAP be included under shareholders' equity on a consolidated balance sheet of such Person and its Subsidiaries at such date.

          "Consolidated Total Indebtedness": as to any Person as of a particular date, the aggregate of all Indebtedness of such Person and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

          "Contractual Obligation": as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

          "Default": any of the events specified in Section 7, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Dollars" and "$": dollars in lawful currency of the United States of America.

          "Environmental Laws": any and all foreign, Federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees, requirements of any Governmental Authority or other Requirements of Law (including common law) regulating, relating to or imposing liability or standards of conduct concerning protection of human health or the environment, as now or may at any time hereafter be in effect.

          "ERISA": the Employee Retirement Income Security Act of 1974, as amended from time to time.

          "Eurocurrency Reserve Requirements": for any day as applied to a Eurodollar Loan, the aggregate (without duplication) of the rates

     (expressed as a decimal fraction) of reserve requirements in effect on such day (including, without limitation, basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other Governmental Authority having jurisdiction with respect thereto) dealing with reserve requirements prescribed for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) maintained by a member bank of such System.

          "Eurodollar Base Rate": with respect to each day during each Interest Period pertaining to a Eurodollar Loan, the rate per annum equal to the average (rounded upward to the nearest 1/16th of 1%) of the respective rates notified to the Administrative Agent by each of the Reference Lenders as the rate at which such Reference Lender is offered Dollar deposits at or about 10:00 A.M., New York City time, two Business Days prior to the beginning of such Interest Period in the interbank eurodollar market where the eurodollar and foreign currency and exchange operations in respect of its Eurodollar Loans are then being conducted for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount comparable to the amount of its Eurodollar Loan to be outstanding during such Interest Period.

          "Eurodollar Loans": Revolving Credit Loans the rate of interest applicable to which is based upon the Eurodollar Rate.

          "Eurodollar Rate": with respect to each day during each Interest Period pertaining to a Eurodollar Loan, a rate per annum determined for such day in accordance with the following formula (rounded upward to the nearest 1/100th of 1%):

                  Eurodollar Base Rate
             1.00 - Eurocurrency Reserve Requirements

          "Eurodollar Rate CAF Advance Request": any CAF Advance Request requesting the Lenders to offer to make CAF Advances at an interest rate equal to the Eurodollar Rate plus (or minus) a margin.

          "Event of Default": any of the events specified in Section 7, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Financing Lease": any lease of property, real or personal, the obligations of the lessee in respect of which are required in accordance with GAAP to be capitalized on a balance sheet of the lessee.

          "GAAP": generally accepted accounting principles in the United States of America in effect from time to time.

          "Governmental Authority": any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Guarantee Obligation": as to any Person (the "guaranteeing person"), any obligation of (a) the guaranteeing person or (b) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counterindemnity or similar obligation, in either case guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations (the "primary obligations") of any other third Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of the guaranteeing person, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds (1) for the purchase or payment of any such primary obligation or (2) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the owner of any such primary obligation against loss in respect thereof; provided, however, that the term Guarantee Obligation shall not include (x) endorsements of instruments for deposit or collection in the ordinary course of business or (y) guarantee obligations of the Borrower or its Subsidiaries which are insurance products and are incurred by such Person in the ordinary course of the insurance business of such Person. The amount of any Guarantee Obligation of any guaranteeing person shall be deemed to be the lower of (a) an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guarantee Obligation is made and (b) the maximum amount for which such guaranteeing person may be liable pursuant to the terms of the instrument embodying such Guarantee Obligation, unless such primary obligation and the maximum amount for which such guaranteeing person may be liable are not stated or determinable, in which case the amount of such Guarantee Obligation shall be such guaranteeing person's maximum reasonably anticipated liability in respect thereof as determined by the Borrower in good faith.

          "Indebtedness": of any Person at any date, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (other than current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices), (b) any other indebtedness of such Person which is evidenced by a note, bond, debenture or similar instrument, (c) all financial obligations of such Person under Financing Leases, (d) all obligations of such Person in respect of acceptances issued or created for the account of such Person and (e) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof.

          "Insolvency": with respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of Section 4245 of ERISA.

          "Insolvent":  pertaining to a condition of Insolvency.

          "Insurance Subsidiary": any Subsidiary of the Borrower which is principally engaged in the business of writing or selling insurance.

          "Interest Payment Date": (a) as to any ABR Loan, the last day of each March, June, September and December to occur while such Loan is outstanding, (b) as to any Eurodollar Loan having an Interest Period of three months or less, the last day of such Interest Period, and (c) as to any Eurodollar Loan having an Interest Period longer than three months, each day which is three months, or a whole multiple thereof, after the first day of such Interest Period and the last day of such Interest Period.

          "Interest Period": with respect to any Eurodollar Loan or Eurodollar CAF Advance:

                 (i) initially, the period commencing on the borrowing or conversion date, as the case may be, with respect to such Eurodollar Loan or Eurodollar CAF Advance and ending one, two, three or six months thereafter, as selected by the Borrower in its notice of borrowing or notice of conversion, as the case may be, given with respect thereto (in the case of Eurodollar Loans) or in its acceptance of a related CAF Advance Offer (in the case of Eurodollar CAF Advances); and

                (ii) thereafter, with respect to Eurodollar Loans only, each period commencing on the last day of the next preceding Interest Period applicable to such Eurodollar Loan and ending one, two, three or six months thereafter, as selected by the Borrower by irrevocable notice to the Administrative Agent not less than three Business Days prior to the last day of the then current Interest Period with respect thereto;

     provided that, all of the foregoing provisions relating to Interest Periods are subject to the following:

               (1) if any Interest Period pertaining to a Eurodollar Loan or Eurodollar CAF Advance would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding Business Day;

               (2) any Interest Period that would otherwise extend beyond the Termination Date shall end on the Termination Date;

               (3) any Interest Period pertaining to a Eurodollar Loan or Eurodollar CAF Advance that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

               (4) the Borrower shall select Interest Periods so as not to require a payment or prepayment of any Eurodollar Loan during an Interest Period for such Loan.

          "Lending Office: as to each Lender, its office as set forth opposite its name on the signature page hereto or Schedule I hereto or such other office as such Lender may hereafter designate as its Lending Office by notice to the Administrative Agent, Co-Agent and Borrower.

          "Lien": any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge or other security interest or any preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement and any Financing Lease having substantially the same economic effect as any of the foregoing).

          "Loan":  any loan made by any Lender pursuant to this Agreement.

          "Loan Documents":  this Agreement and the Notes.

          "Majority Lenders": at any time, Lenders the Commitment Percentages of which aggregate more than 50%.

          "Material Adverse Effect": a material adverse effect on (a) the business, operations, property or condition (financial or otherwise) of the Borrower and its Subsidiaries taken as a whole or (b) the validity or enforceability of this Agreement, any of the Notes or any of the other Loan Documents.

          "Multiemployer Plan": a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

          "Non-Excluded Taxes":  as defined in subsection 2.19.

          "Notes": the collective reference to the Revolving Credit Notes and the CAF Advance Notes.

          "Participant":  as defined in subsection 9.6(b).

          "PBGC": the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor thereto.

          "Person": an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

          "Plan": at a particular time, any employee benefit plan which is covered by ERISA and in respect of which the Borrower or a Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in
     Section 3(5) of ERISA.

          "Reference Lenders":  Chemical and Citibank.

          "Register":  as defined in subsection 9.6(d).

          "Regulation U": Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

          "Reorganization": with respect to any Multiemployer Plan, the condition that such plan is in reorganization within the meaning of
     Section 4241 of ERISA.

          "Reportable Event": any of the events set forth in Section 4043(b) of ERISA, other than those events as to which the thirty day notice period is waived under subsections .13, .14, .16, .18, .19 or .20 of PBGC Reg.
     Section 2615.

          "Reporting Insurance Subsidiary":  each of the following Insurance
     Subsidiaries: CIC, The Buckeye Union Insurance Company, an Ohio corporation, The Fidelity and Casualty Company of New York, a New Hampshire corporation, Firemen's Insurance Company of Newark, New Jersey, a New Jersey corporation, and National-Ben Franklin Insurance Company of Illinois, an Illinois corporation.

          "Required Lenders": at any time, Lenders the Commitment Percentages of which aggregate at least 66-2/3%.

          "Requirement of Law": as to any Person, the Certificate of Incorporation and By-Laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          "Responsible Officer": the chief executive officer and the president of the Borrower or, with respect to financial matters, the chief financial officer or Treasurer of the Borrower.

          "Revolving Credit Loans":  as defined in subsection 2.1.

          "Revolving Credit Note":  as defined in subsection 2.2.

          "SAP": as to any insurance company incorporated in any jurisdiction of the United States, the statutory accounting principles prescribed or permitted by the insurance commissioner (or other similar authority) in the jurisdiction of domicile of such insurance company for the preparation of annual statements and other financial reports by insurance companies of the same type as such insurance company.

          "Significant Subsidiaries":  collectively, the Subsidiaries listed in
     Schedule II.

          "Single Employer Plan": any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan.

          "Statutory Statement": for any Subsidiary of the Borrower which is an insurance company, for each fiscal year of such Subsidiary, the most recent annual statement, prepared in accordance with SAP, as required to be filed with the appropriate regulatory authority and, for each fiscal quarter of such Subsidiary, the quarterly statement, as required to be filed with the appropriate regulatory authority, which quarterly statement shall be prepared in accordance with SAP.

          "Subsidiary": as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a "Subsidiary" or to "Subsidiaries" in this Agreement shall refer to a Subsidiary or Subsidiaries of the Borrower.

          "Surplus": as to CIC and its affiliated fire and casualty insurers on a consolidated basis under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, where admitted assets are assets of an insurer permitted by the relevant state of domicile to be taken into account under SAP.

          "Termination Date": the day which is 364 days after the Closing Date, as extended as provided herein.

          "Transferee":  as defined in subsection 9.6(f).

          "Type": as to any Revolving Credit Loan, its nature as an ABR Loan or a Eurodollar Loan.

          1.2 Other Definitional Provisions. (a) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in the Notes or any certificate or other document made or delivered pursuant hereto.

          (b) As used herein and in the Notes, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Borrower and its Subsidiaries not defined in subsection 1.1 and accounting terms partly defined in subsection 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.

          (c) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, subsection, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (d) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.


                   SECTION 2.  AMOUNT AND TERMS OF COMMITMENTS

          2.1 Revolving Credit Commitments. (a) Subject to the terms and conditions hereof, each Lender severally agrees to make revolving credit loans ("Revolving Credit Loans") to the Borrower from time to time during the Commitment Period in an aggregate principal amount at any one time outstanding not to exceed the amount of such Lender's Commitment, provided that no Lender shall make any Revolving Credit Loan if, after giving effect to such Revolving Credit Loan, the aggregate outstanding principal amount of all Revolving Credit Loans plus the aggregate outstanding principal amount of all CAF Advances would exceed the aggregate Commitments of all the Lenders. During the Commitment Period the Borrower may use the Commitments by borrowing, prepaying the Revolving Credit Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof.

          (b) The Revolving Credit Loans may from time to time be (i) Eurodollar Loans, (ii) ABR Loans, or (iii) a combination thereof, as determined by the Borrower and notified to the Administrative Agent in accordance with subsections 2.3 and 2.11, provided that no Revolving Credit Loan shall be made as a Eurodollar Loan after the day that is one month prior to the Termination Date.

          2.2 Revolving Credit Notes. The Revolving Credit Loans made by each Lender shall be evidenced by a promissory note of the Borrower, substantially in the form of Exhibit A, with appropriate insertions as to payee, date and principal amount (a "Revolving Credit Note"), payable to the order of such Lender and in a principal amount equal to the lesser of (a) the amount of the initial Commitment of such Lender and (b) the aggregate unpaid principal amount of all Revolving Credit Loans made by such Lender. Each Lender is hereby authorized to record the date, Type and amount of each Revolving Credit Loan made by such Lender, each continuation thereof, each conversion of all or a portion thereof to another Type, the date and amount of each payment or prepayment of principal thereof and, in the case of Eurodollar Loans, the length of each Interest Period with respect thereto, on the schedule annexed to and constituting a part of its Revolving Credit Note; provided, however, that the failure to make any such recordation shall not affect the obligations of the Borrower hereunder or under any Revolving Credit Note. Each Revolving Credit Note shall (x) be dated the Closing Date, (y) be stated to mature on the Termination Date and (z) provide for the payment of interest in accordance with subsection 2.12.

          2.3  Procedure for Revolving Credit Borrowing.   The Borrower may
borrow Revolving Credit Loans under the Commitments during the Commitment Period on any Business Day, provided that the Borrower shall give the Administrative Agent irrevocable notice (which notice must be received by the Administrative Agent prior to 10:00 A.M., New York City time, (a) three Business Days prior to the requested Borrowing Date, if all or any part of the requested Revolving Credit Loans are to be initially Eurodollar Loans, or (b) on the requested Borrowing Date, otherwise), specifying (i) the amount to be borrowed, (ii) the requested Borrowing Date, (iii) whether the borrowing is to be of Eurodollar Loans, ABR Loans or a combination thereof and (iv) if the borrowing is to be entirely or partly of Eurodollar Loans, the amounts of such Type of Revolving Credit Loan and the lengths of the initial Interest Periods therefor. Each such borrowing under the Commitments shall be in an amount equal to $10,000,000 or a whole multiple of $1,000,000 in excess thereof. Upon receipt of any such notice from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Each Lender will make the amount of its pro rata share of each borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in subsection 9.2 prior to 11:00 A.M., New York City time, on the Borrowing Date requested by the Borrower in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by the Administrative Agent crediting the account of the Borrower on the books of such office with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent, and to the extent such funds are received by the Administrative Agent from the Lenders prior to 11:00 A.M., New York City time, on such Borrowing Date, the Administrative Agent will credit such account of the Borrower at or before 1:00 P.M., New York City time, on such Borrowing Date.

          2.4 Extension of Termination Date. (a) The Borrower may request, in a notice given as herein provided to the Administrative Agent and each of the Lenders not less than 90 days and not more than 120 days prior to the Termination Date then in effect ("Existing Termination Date"), that the Termination Date be extended, which notice shall specify a date (which shall be the Existing Termination Date) as of which the requested extension is to be effective (the "Effective Date"), and the new Termination Date to be in effect following such extension (the "Requested Termination Date"), which date shall be no more than 364 days after the effectiveness of such extension (with the

Effective Date being counted as the first day). Each Lender shall, not later than a date 60 days prior to the Effective Date, notify the Borrower and the Administrative Agent of its election to extend or not to extend the Termination Date with respect to its Commitment. Upon receipt of such notices from each Lender, the Administrative Agent shall promptly notify each Lender of the election so made by each other Lender. Notwithstanding any provision of this Agreement to the contrary, any notice by any Lender of its willingness to extend the Termination Date with respect to its Commitment shall be revocable by such Lender in its sole and absolute discretion at any time prior to the Effective Date. Any Lender which shall not timely notify the Borrower and the Administrative Agent of its election to extend the Termination Date shall be deemed to have elected not to extend the Termination Date with respect to its Commitment. If Lenders constituting Required Lenders shall not have notified the Administrative Agent of their election to extend the Termination Date with respect to their Commitments on or prior to a date 30 days prior to the Existing Termination Date, then all of the Lenders shall be deemed to have elected not to extend the Termination Date with respect to their Commitments.

          (b) If any one or more Lenders shall timely notify the Borrower and the Administrative Agent pursuant to paragraph (a) of this subsection 2.4 of their election not to extend their Commitments or their revocation of any extension, or shall be deemed to have elected not to extend their Commitments (such Lenders being called "Terminating Lenders"), then the Borrower may (i) designate from the Lenders other than Terminating Lenders, if any (the "Continuing Lenders"), one or more such Continuing Lenders to increase their Commitments, which Continuing Lenders shall have given notice to the Borrower and the Administrative Agent of their willingness to so increase their Commitments, (ii) with notice to the Administrative Agent, designate one or more other banking institutions willing to extend Commitments until the Requested Termination Date (any such banking institution, an "Additional Lender"), or (iii) any combination thereof, the aggregate amount of the increases of such Continuing Lenders' Commitments and the amount of such Additional Lenders' Commitments not to exceed the aggregate of the Commitments of the Terminating Lenders. Any such increase in the Commitment of a Continuing Lender shall be evidenced by a written instrument executed by such Continuing Lender, the Borrower and the Administrative Agent, and shall take effect on the Existing Termination Date. Any Additional Lender shall, on the Existing Termination Date, execute and deliver to the Borrower and the Administrative Agent an "Assignment and Acceptance", satisfactory to the Borrower and the Administrative Agent, setting forth the amount of such Additional Lender's Commitment and containing its agreement to become, and to perform all the obligations of, a Lender hereunder, and the Commitment of such Additional Lender shall become effective on the Existing Termination Date. Notwithstanding any provision of this Agreement to the contrary, any notice by any Continuing Lender of its willingness to increase its Commitment as provided herein, or by any Additional Lender of its willingness to become a Lender hereunder, shall be revocable by such Continuing Lender or such Additional Lender, as the case may be, in its sole and absolute discretion at any time prior to the Effective Date.

          (c) On the Existing Termination Date, the Borrower shall deliver to each Continuing Lender the Commitment of which is to be increased a new Revolving Credit Note in exchange for the Revolving Credit Note held by such Lender, and the Borrower shall deliver to each Additional Lender a new Revolving Credit Note and new CAF Advance Note. Each of such Notes shall be stated to mature on the Termination Date and each of such Revolving Credit

Notes shall be in the principal amount of such Lender's Commitment after giving effect to the adjustments made pursuant to this subsection 2.4.

          (d) If some of or all the Lenders shall have elected to extend their Commitments as provided in this subsection 2.4, then (i) the Commitments of the Continuing Lenders and any Additional Lenders shall continue until the Requested Termination Date specified in the notice from the Borrower, and as to such Lenders the term "Termination Date", as used herein shall on and after the Effective Date shall mean such Requested Termination Date; (ii) the Commitments of the Terminating Lenders shall continue until the Termination Date in effect prior to such extension, and shall then terminate, and as to the Terminating Lenders, the term "Termination Date", as used herein, shall continue to mean such Existing Termination Date; and (iii) from and after the Termination Date in effect prior to such extension, the term "Lenders" shall be deemed to include the Additional Lenders.

          2.5 Termination or Reduction of Commitments. The Borrower shall have the right, upon not less than five Business Days' notice to the Administrative Agent, to terminate the Commitments or, from time to time, to reduce the amount of the unused portion of the Commitments, provided that the amount of the Commitments may not be reduced to an amount less than $25,000,000 except in connection with a termination of the Commitments. Upon receipt of any such notice from the Borrower, the Administrative Agent shall notify each Lender thereof. Any such reduction shall be in an amount equal to $10,000,000 or a whole multiple thereof and shall reduce permanently the Commitments then in effect.

          2.6 The CAF Advances. Subject to the terms and conditions of this Agreement, the Borrower may borrow CAF Advances from time to time during the CAF Advance Commitment Period on any Business Day. CAF Advances shall be borrowed in amounts such that the aggregate amount of Loans outstanding at any time shall not exceed the aggregate amount of the Commitments at such time. Within the limits and on the conditions hereinafter set forth with respect to CAF Advances, the Borrower from time to time may borrow, repay and reborrow CAF Advances.

          2.7 Procedure for CAF Advance Borrowing. (a) The Borrower shall request CAF Advances by delivering a CAF Advance Request to the Administrative Agent, not later than 12:00 Noon (New York City time) four Business Days prior to the proposed Borrowing Date (in the case of a Eurodollar Rate CAF Advance Request), and not later than 10:00 A.M. (New York City time) one Business Day prior to the proposed Borrowing Date (in the case of an Absolute Rate CAF Advance Request). Each CAF Advance Request may solicit bids for CAF Advances in an aggregate principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof and having not more than three alternative maturity dates. The maturity date for each CAF Advance shall be not less than 7 days nor more than 180 days after the Borrowing Date therefor, in the case of Absolute Rate CAF Advances, and shall be 1, 2, 3 or 6 months after the Borrowing Date therefor, in the case of Eurodollar Rate CAF Advances (and in any event shall be not later than the Termination Date). The Administrative Agent shall notify each Lender promptly by telex or facsimile transmission of the contents of each CAF Advance Request received by the Administrative Agent.

          (b) In the case of a Eurodollar Rate CAF Advance Request, upon receipt of notice from the Administrative Agent of the contents of such CAF Advance Request, each Lender may elect, in its sole discretion, to offer irrevocably to make one or more CAF Advances at the Eurodollar Rate plus or minus a margin determined by such Lender in its sole discretion for each such CAF Advance. Any such irrevocable offer shall be made by delivering a CAF Advance Offer to the Administrative Agent, before 10:30 A.M. (New York City time) on the day that is three Business Days before the proposed Borrowing Date, setting forth:

          (1) the maximum amount of CAF Advances for each maturity date and the aggregate maximum amount of CAF Advances for all maturity dates which such Lender would be willing to make (which amounts may, subject to subsection 2.6, exceed such Lender's Commitment); and

          (2) the margin above or below the Eurodollar Rate at which such Lender is willing to make each such CAF Advance.

The Administrative Agent shall advise the Borrower before 11:15 A.M. (New York City time) on the date which is three Business Days before the proposed Borrowing Date of the contents of each such CAF Advance Offer received by it. If the Administrative Agent, in its capacity as a Lender, shall elect, in its sole discretion, to make any such CAF Advance Offer, it shall advise the Borrower of the contents of its CAF Advance Offer before 10:15 A.M. (New York City time) on the date which is three Business Days before the proposed Borrowing Date.

          (c) In the case of an Absolute Rate CAF Advance Request, upon receipt of notice from the Administrative Agent of the contents of such CAF Advance Request, each Lender may elect, in its sole discretion, to offer irrevocably to make one or more CAF Advances at a rate of interest determined by such Lender in its sole discretion for each such CAF Advance. Any such irrevocable offer shall be made by delivering a CAF Advance Offer to the Administrative Agent before 9:30 A.M. (New York City time) on the proposed Borrowing Date, setting forth:

          (1) the maximum amount of CAF Advances for each maturity date, and the aggregate maximum amount for all maturity dates, which such Lender would be willing to make (which amounts may, subject to subsection 2.6, exceed such Lender's Commitment); and

          (2) the rate of interest at which such Lender is willing to make each such CAF Advance.

The Administrative Agent shall advise the Borrower before 10:15 A.M. (New York City time) on the proposed Borrowing Date of the contents of each such CAF Advance Offer received by it. If the Administrative Agent, in its capacity as a Lender, shall elect, in its sole discretion, to make any such CAF Advance Offer, it shall advise the Borrower of the contents of its CAF Advance Offer before 9:15 A.M. (New York City time) on the proposed Borrowing Date.

          (d) Before 11:30 A.M. (New York City time) three Business Days before the proposed Borrowing Date (in the case of CAF Advances requested by a Eurodollar Rate CAF Advance Request) and before 10:30 A.M. (New York City time) on the proposed Borrowing Date (in the case of CAF Advances requested by an Absolute Rate CAF Advance Request), the Borrower, in its absolute discretion, shall:

          (1) cancel such CAF Advance Request by giving the Administrative Agent telephone notice to that effect, or

          (2) by giving telephone notice to the Administrative Agent (immediately confirmed by delivery to the Administrative Agent of a CAF Advance Confirmation in writing or by fax transmission) (A) subject to the provisions of subsection 2.7(e), accept one or more of the offers made by any Lender or Lenders pursuant to subsection 2.7(b) or subsection 2.7(c), as the case may be, of the amount of CAF Advances for each relevant maturity date and (B) reject any remaining offers made by Lenders pursuant to subsection 2.7(b) or subsection 2.7(c), as the case may be.

          (e) The Borrower's acceptance of CAF Advances in response to any CAF Advance Request shall be subject to the following limitations:

          (1) The amount of CAF Advances accepted for each maturity date specified by any Lender in its CAF Advance Offer shall not exceed the maximum amount for such maturity date specified in such CAF Advance Offer;

          (2) the aggregate amount of CAF Advances accepted for all maturity dates specified by any Lender in its CAF Advance Offer shall not exceed the aggregate maximum amount specified in such CAF Advance Offer for all such maturity dates;

          (3) the Borrower may not accept offers for CAF Advances for any maturity date in an aggregate principal amount in excess of the maximum principal amount requested in the related CAF Advance Request; and

          (4) if the Borrower accepts any of such offers, it must accept offers based solely upon pricing for such relevant maturity date and upon no other criteria whatsoever and if two or more Lenders submit offers for any maturity date at identical pricing and the Borrower accepts any of such offers but does not wish to (or by reason of the limitations set forth in subsection 2.6 or in clause (3) of this subsection 2.7(e), cannot) borrow the total amount offered by such Lenders with such identical pricing, the Borrower shall accept offers from all of such Lenders in amounts allocated among them pro rata according to the amounts offered by such Lenders (or as nearly pro rata as shall be practicable after giving effect to the requirement that CAF Advances made by a Lender on a Borrowing Date for each relevant maturity date shall be in a principal amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof).

          (f) If the Borrower notifies the Administrative Agent that a CAF Advance Request is cancelled pursuant to subsection 2.7(d)(1), the Administrative Agent shall give prompt telephone notice thereof to the Lenders.

          (g) If the Borrower accepts pursuant to subsection 2.7(d)(2) one or more of the offers made by any Lender or Lenders, the Administrative Agent promptly shall notify each Lender which has made such a CAF Advance Offer of
(1) the aggregate amount of such CAF Advances to be made on such Borrowing Date for each maturity date and (2) the acceptance or rejection of any offers to make such CAF Advances made by such Lender. Before 12:00 Noon (New York City time) on the Borrowing Date specified in the applicable CAF Advance Request, each Lender whose CAF Advance Offer has been accepted shall make available to the Administrative Agent at its office set forth in subsection 9.2 the amount of CAF Advances to be made by such Lender, in immediately available funds. The Administrative Agent will make such funds available to the Borrower as soon as practicable on such date at the Administrative Agent's aforesaid address, and to the extent that such funds are received by the Administrative Agent from the Lenders prior to 12:00 Noon, New York City time, on such Borrowing Date, the Administrative Agent will make such funds available to the Borrower at or before 1:00 P.M., New York City time, on such Borrowing Date. As soon as practicable after each Borrowing Date, the Administrative Agent shall notify each Lender of the aggregate amount of CAF Advances advanced on such Borrowing Date and the respective maturity dates thereof.

          2.8 CAF Advance Payments. (a) The Borrower shall repay to the Administrative Agent for the account of each Lender which has made a CAF Advance on the applicable CAF Advance Maturity Date the then unpaid principal amount of such CAF Advance. The Borrower shall not have the right to prepay any principal amount of any CAF Advance, except that the Borrower may prepay the principal amount of all outstanding CAF Advances if any event or condition described in Section 7(j)(i) shall have occurred and be continuing and in the event of any such prepayment the Borrower shall indemnify each Lender and hold each Lender harmless from any loss or reasonable expense which such Lender may sustain or incur as a consequence of such prepayment (which covenant shall survive the termination of this Agreement and the payment of the Notes and all other amounts payable hereunder).

          (b) The Borrower shall pay interest on the unpaid principal amount of each CAF Advance from the Borrowing Date thereof to the applicable CAF Advance Maturity Date at the rate of interest specified in the CAF Advance Offer accepted by the Borrower in connection with such CAF Advance (calculated on the basis of a 360-day year for actual days elapsed), payable on each applicable CAF Advance Interest Payment Date.

          (c) If all or a portion of the principal amount of any CAF Advance shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue principal amount shall, without limiting any rights of any Lender under this Agreement, bear interest from the date on which such payment was due at a rate per annum which is 2% above the rate which would otherwise be applicable pursuant to the CAF Advance Note evidencing such CAF Advance until the stated maturity date of such CAF Advance, and for each day thereafter at a rate per annum which is 2% above the ABR, in each case until paid in full (as well after as before judgment).

          2.9 CAF Advance Notes. The CAF Advances made by each Lender shall be evidenced by a promissory note of the Borrower, substantially in the form of Exhibit B with appropriate insertions (a "CAF Advance Note"), payable to the order of such Lender and representing the obligation of the Borrower to pay the unpaid principal amount of all CAF Advances made by such Lender, with interest on the unpaid principal amount from time to time outstanding of each CAF Advance evidenced thereby as prescribed in subsection 2.8(b). Each Lender is hereby authorized to record the date and amount of each CAF Advance made by such Lender, the maturity date thereof, the date and amount of each payment of principal thereof and the interest rate with respect thereto on the schedule annexed to and constituting part of its CAF Advance Note; provided, however, that the failure to make any such recordation shall not affect the obligations of the Borrower hereunder or under any CAF Advance Note. Each CAF Advance Note shall be dated the Closing Date and each CAF Advance evidenced thereby shall bear interest for the period from and including the Borrowing Date of such CAF Advance on the unpaid principal amount thereof from time to time outstanding at the applicable rate per annum determined as provided in, and such interest shall be payable as specified in, subsection 2.8(b).

          2.10 Optional Prepayments. The Borrower may at any time and from time to time prepay the Revolving Credit Loans, in whole or in part, without premium or penalty, upon at least four Business Days' irrevocable notice to the Administrative Agent, specifying the date and amount of prepayment and whether the prepayment is of Eurodollar Loans, ABR Loans or a combination thereof, and, if of a combination thereof, the amount allocable to each. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. If any such notice is given, the amount specified in such notice shall be due and payable on the date specified therein, together with any amounts payable pursuant to subsection 2.20 and accrued interest to such date on the amount prepaid. Partial prepayments shall be in an aggregate principal amount of $10,000,000 or a whole multiple of $1,000,000 in excess thereof.

          2.11 Conversion and Continuation Options. (a) The Borrower may elect from time to time to convert Eurodollar Loans to ABR Loans by giving the Administrative Agent prior irrevocable notice of such election no later than 10:00 A.M., New York City time, on the date of such conversion, provided that any such conversion of Eurodollar Loans may only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert ABR Loans to Eurodollar Loans by giving the Administrative Agent at least three Business Days' prior irrevocable notice of such election. Any such notice of conversion to Eurodollar Loans shall specify the length of the initial Interest Period or Interest Periods therefor. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. All or any part of outstanding Eurodollar Loans and ABR Loans may be converted as provided herein, provided that (i) no Loan may be converted into a Eurodollar Loan when any Event of Default has occurred and is continuing and the Administrative Agent has or the Required Lenders have determined that such a conversion is not appropriate and (ii) no Loan may be converted into a Eurodollar Loan after the date that is one month prior to the Termination Date.

          (b) Any Eurodollar Loans may be continued as such upon the expiration of the then current Interest Period with respect thereto by the Borrower giving notice to the Administrative Agent, in accordance with the applicable provisions of the term "Interest Period" set forth in subsection 1.1, of the length of the next Interest Period to be applicable to such Loans, provided that no Eurodollar Loan may be continued as such (i) when any Event of Default has occurred and is continuing and the Administrative Agent has or the Required Lenders have determined that such a continuation is not appropriate or
(ii) after the date that is one month prior to the Termination Date and provided, further, that if the Borrower shall fail to give any required notice as described above in this paragraph or if such continuation is not permitted pursuant to the preceding proviso such Revolving Credit Loans shall be automatically converted to ABR Loans on the last day of such then expiring Interest Period. Upon receipt of any such notice from the Borrower, the Administrative Agent shall notify each Lender thereof.

          2.12 Interest Rates and Payment Dates. (a) Each Eurodollar Loan shall bear interest for each day during each Interest Period with respect thereto at a rate per annum equal to the Eurodollar Rate determined for such day plus 0.4375%.

          (b) Each ABR Loan shall bear interest at a rate per annum equal to the ABR.

          (c) If all or a portion of (i) the principal amount of any Revolving Credit Loan, (ii) any interest payable thereon or (iii) any commitment fee or other amount payable hereunder shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate per annum which is (x) in the case of overdue principal, the rate that would otherwise be applicable thereto pursuant to the foregoing provisions of this subsection plus 2% or (y) in the case of overdue interest, facility fee or other amount, the rate described in paragraph (b) of this subsection plus 2%, in each case from the date of such non-payment until such amount is paid in full (as well after as before judgment).

          (d) Interest shall be payable in arrears on each Interest Payment Date, provided that interest accruing pursuant to paragraph (c) of this subsection shall be payable from time to time on demand.

          2.13 Facility Fee, Other Fees. (a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee for the period from and including the first day of the Commitment Period to the Termination Date, computed at the rate of 0.1875% per annum on the average daily amount of the Commitment of such Lender during the period for which payment is made, payable quarterly in arrears on the last day of each March, June, September and December and on the Termination Date or such earlier date on which the Commitments shall terminate as provided herein, commencing on the first of such dates to occur after the date hereof.

          (b) The Borrower agrees to pay an administrative agency fee in the amounts, and on the dates, as from time to time agreed in writing with the Administrative Agent.

          2.14 Computation of Interest and Fees. (a) Facility fees and, whenever it is calculated on the basis of the Prime Rate, interest shall be calculated on the basis of a 365- (or 366-, as the case may be) day year for the actual days elapsed; and, otherwise, interest shall be calculated on the basis of a 360-day year for the actual days elapsed. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of each determination of a Eurodollar Rate. Any change in the interest rate on a Loan resulting from a change in the ABR, the Eurocurrency Reserve Requirements, the C/D Assessment Rate or the C/D Reserve Percentage shall become effective as of the opening of business on the day on which such change becomes effective. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of the effective date and the amount of each such change in interest rate.

          (b) Each determination of an interest rate by the Administrative Agent pursuant to any provision of this Agreement shall be conclusive and binding on the Borrower and the Lenders in the absence of manifest error. The Administrative Agent shall, at the request of the Borrower, deliver to the Borrower a statement showing the quotations used by the Administrative Agent in determining any interest rate pursuant to subsection 2.12(a).

          (c) If any Reference Lender shall for any reason no longer have a Commitment or any Revolving Credit Loans, such Reference Lender shall thereupon cease to be a Reference Lender, and if, as a result, there shall only be one Reference Lender remaining, the Administrative Agent (after consultation with the Borrower and the Lenders) shall, by notice to the Borrower and the Lenders, designate another Lender as a Reference Lender so that there shall at all times be at least two Reference Lenders.

          (d) Each Reference Lender shall use its best efforts to furnish quotations of rates to the Administrative Agent as contemplated hereby. If any of the Reference Lenders shall be unable or shall otherwise fail to supply such rates to the Administrative Agent upon its request, the rate of interest shall, subject to the provisions of subsection 2.15, be determined on the basis of the quotations of the remaining Reference Lenders or Reference Lender.

          2.15 Inability to Determine Interest Rate. If prior to the first day of any Interest Period:

          (a) the Administrative Agent shall have determined (which determination shall be conclusive and binding upon the Borrower) that, by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period, or

          (b) the Administrative Agent shall have received notice from the Majority Lenders that the Eurodollar Rate determined or to be determined for such Interest Period will not adequately and fairly reflect the cost to such Lenders (as conclusively certified by such Lenders) of making or maintaining their affected Loans during such Interest Period, the Administrative Agent shall give telecopy or telephonic notice thereof to the Borrower and the Lenders as soon as practicable thereafter. If such notice is given (x) any Eurodollar Loans requested to be made on the first day of such Interest Period shall be made as ABR Loans, (y) any Loans that were to have been converted on the first day of such Interest Period to Eurodollar Loans shall be continued as ABR Loans and (z) any outstanding Eurodollar Loans shall be converted, on the first day of such Interest Period, to ABR Loans. Until such notice has been withdrawn by the Administrative Agent, no further Eurodollar Loans shall be made or continued as such, nor shall the Borrower have the right to convert ABR Loans to Eurodollar Loans.

          2.16 Pro Rata Treatment and Payments. (a) Each borrowing of Revolving Credit Loans by the Borrower from the Lenders hereunder, each payment by the Borrower on account of any facility fee hereunder and any reduction of the Commitments of the Lenders shall be made pro rata according to the respective Commitment Percentages of the Lenders. Each payment (including each prepayment) by the Borrower on account of principal of and interest on the Loans shall be made pro rata according to the respective amounts of principal and interest then due and owing to the Lenders. All payments (including prepayments) to be made by the Borrower hereunder and under the Notes, whether on account of principal, interest, fees or otherwise, shall be made without set off or counterclaim and shall be made prior to 12:00 Noon, New York City time, on the due date thereof to the Administrative Agent, for the account of the Lenders, at the Administrative Agent's office specified in subsection 9.2, in Dollars and in immediately available funds, and if any payment hereunder or under the Notes is made after 12:00 Noon on such date, such payment shall be deemed to have been made on the next succeeding Business Day. The Administrative Agent shall distribute such payments to the Lenders promptly upon receipt in like funds as received. If any payment hereunder (other than payments on the Eurodollar Loans and Eurodollar CAF Advances) becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension. If any payment on a Eurodollar Loan or Eurodollar CAF Advance becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day unless the result of such extension would be to extend such payment into another calendar month, in which event such payment shall be made on the immediately preceding Business Day.

          (b) Unless the Administrative Agent shall have been notified in writing by any Lender prior to a borrowing that such Lender will not make the amount that would constitute its Commitment Percentage of such borrowing (or, in the case of a CAF Advance, the amount of the CAF Advance to be made by it) available to the Administrative Agent, the Administrative Agent may assume that such Lender is making such amount available to the Administrative Agent, and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is not made available to the Administrative Agent by the required time on the Borrowing Date therefor, such Lender shall pay to the Administrative Agent, on demand, such amount with interest thereon at a rate equal to the daily average Federal Funds Effective Rate for the period until such Lender makes such amount immediately available to the Administrative Agent. A certificate of the Administrative Agent submitted to any Lender with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error. If such Lender's Commitment Percentage of such borrowing (or, in the case of a CAF Advance, the amount of the CAF Advance to be made by it) is not made available to the Administrative Agent by such Lender within three Business Days of such Borrowing Date, the Administrative Agent shall also be entitled to recover such amount with interest thereon at the rate per annum applicable to ABR Loans hereunder, on demand, from the Borrower.

          2.17 Illegality. Notwithstanding any other provision herein, if the adoption of or any change in any Requirement of Law or in the interpretation or application thereof shall make it unlawful for any Lender to make or maintain Eurodollar Loans or Eurodollar CAF Advances as contemplated by this Agreement,
(a) the commitment of such Lender hereunder to make Eurodollar Loans, continue Eurodollar Loans as such and convert ABR Loans to Eurodollar Loans shall forthwith be cancelled and (b) such Lender's Loans then outstanding as Eurodollar Loans or Eurodollar CAF Advances, if any, shall be converted automatically to ABR Loans on the respective last days of the then current Interest Periods with respect to such Loans or within such earlier period as required by law. If any such conversion of a Eurodollar Loan or Eurodollar CAF Advance occurs on a day which is not the last day of the then current Interest Period with respect thereto, the Borrower shall pay to such Lender such amounts, if any, as may be required pursuant to subsection 2.20.

          2.18 Requirements of Law. (a) If the adoption of or any change in any Requirement of Law or in the interpretation or application thereof by any Governmental Authority charged with the interpretation or administration thereof or compliance by any Lender with any request or directive (whether or not having the force of law) from any central bank or other Governmental Authority made subsequent to the date hereof:

            (i) shall subject any Lender to any tax of any kind whatsoever with respect to this Agreement, any Note or any Eurodollar Loan made by it, or change the basis of taxation of payments to such Lender in respect thereof (except for Non-Excluded Taxes covered by subsection 2.19 and changes in the rate of tax on the overall net income of such Lender or Lending Office);

           (ii) shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of such Lender which is not otherwise included in the determination of the Eurodollar Rate hereunder; or

          (iii)  shall impose on such Lender any other condition;

and the result of any of the foregoing is to increase the cost to such Lender, by an amount which such Lender deems to be material, of making, converting into, continuing or maintaining Eurodollar Loans or to reduce any amount receivable hereunder in respect thereof, then, in any such case, the Borrower shall promptly pay such Lender, upon its demand, any additional amounts necessary to compensate such Lender for such increased cost or reduced amount receivable. If any Lender becomes entitled to claim any additional amounts pursuant to this subsection, it shall promptly notify the Borrower, through the Administrative Agent, of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to this subsection submitted by such Lender, through the Administrative Agent, to the Borrower shall be conclusive in the absence of manifest error. This covenant shall survive the termination of this Agreement and the payment of the Notes and all other amounts payable hereunder.

          (b) If any Lender shall have determined that the adoption of or any change in any Requirement of Law regarding capital adequacy or in the interpretation or application thereof or compliance by such Lender or any corporation controlling such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) from any Governmental Authority made subsequent to the date hereof does or shall have the effect of reducing the rate of return on such Lender's or such corporation's capital as a consequence of its obligations hereunder to a level below that which such Lender or such corporation could have achieved but for such change or compliance (taking into consideration such Lender's or such corporation's policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, after submission by such Lender to the Borrower (with a copy to the Agent) of a written request therefor, the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. This covenant shall survive the termination of this Agreement and the payment of the Notes and all other amounts payable hereunder for a period of 30 days.

          2.19 Taxes. (a) All payments made by the Borrower under this Agreement and the Notes shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding such taxes, levies, imposts, duties, charges, fees, deductions or withholdings on or measured by overall net income, and all franchise taxes, taxes on doing business or taxes measured by capital or net worth that are imposed in lieu of net income taxes, imposed on the Administrative Agent, any Co-Agent or any Lender as a result of a present or former connection between the Administrative Agent, any Co-Agent or such Lender and the jurisdiction of the Governmental Authority imposing such tax or any political subdivision or taxing authority thereof or therein (other than any such connection arising solely from the Administrative Agent, any Co-Agent or such Lender having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or the Notes). If any such non-excluded taxes, levies, imposts, duties, charges, fees, deductions or withholdings ("Non-Excluded Taxes") are required to be withheld from any amounts payable to the Administrative Agent, any Co-Agent or any Lender hereunder or under the Notes, the amounts so payable to the Administrative Agent, such Co-Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent, such Co-Agent or such Lender (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the Notes, provided, however, that the Borrower shall not be required to increase any such amounts payable to any Lender that is not organized under the laws of the United States of America or a state thereof if such Lender fails to comply with the requirements of paragraph (b) of this subsection. Whenever any Non-Excluded Taxes are payable by the Borrower, as promptly as possible thereafter the Borrower shall send to the Administrative Agent for its own account or for the account of such Co-Agent or Lender, as the case may be, an original official receipt (or a copy thereof certified by the appropriate taxing authority) received by the Borrower showing payment thereof. If the Borrower
(i) fails to pay any Non-Excluded Taxes when due to the appropriate taxing authority or (ii) fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent, the Co-Agents and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent, any Co-Agent or any Lender as a result of any such failure, provided, that in the case of a failure pursuant to clause (ii) of this sentence the amount of incremental taxes payable by the Borrower shall be limited to the taxes imposed on a Lender as a result of its being required to include in income any Non-Excluded Taxes. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Notes and all other amounts payable hereunder.

          (b) Each Lender that is not incorporated under the laws of the United States of America or a state thereof shall:

            (i) deliver to the Borrower and the Administrative Agent (A) two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, or successor applicable form, as the case may be, and (B) an Internal Revenue Service Form W-8 or W-9, or successor applicable form, as the case may be;

           (ii) deliver to the Borrower and the Administrative Agent two further copies of any such form or certification on or before the date that any such form or certification expires or becomes obsolete and after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower; and

          (iii) obtain such extensions of time for filing and complete such forms or certifications as may reasonably be requested by the Borrower or the Administrative Agent;

unless in any such case a change in treaty, law or regulation) has occurred after the Closing Date (or, if later, the date on which any Lender first became a Lender) and prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender so advises the Borrower and the Administrative Agent. Such Lender shall certify (i) in the case of a Form 1001 or 4224, that it is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes and (ii) in the case of a Form W-8 or W-9, that it is entitled to an exemption from United States backup withholding tax. Each Person that shall become a Lender or a Participant pursuant to subsection
9.6 shall, upon the effectiveness of the related transfer, be required to provide all of the forms and statements required pursuant to this subsection, provided that in the case of a Participant such Participant shall furnish all such required forms and statements to the Lender from which the related participation shall have been purchased.

          (c) If a Lender shall become aware that it is eligible for a refund in respect of Non-Excluded Taxes paid by the Borrower pursuant to this subsection 2.19, it shall promptly notify the Borrower of the availability of such refund and shall, within 30 days after receipt of a request from the Borrower, apply at the Borrower's expense for such refund or furnish to the Borrower such duly completed forms as will enable the Borrower to claim such refund on its own behalf. If such Lender receives all or part of such refund, it shall repay the net after tax amount of such refund to the Borrower without interest (other than interest received from the relevant Governmental Authority with respect to such refund) within 30 days of its receipt of such refund. In addition, the Administrative Agent, each Co-Agent and each Lender shall reasonably cooperate with the Borrower, at the Borrower's expense, in contesting any Non-Excluded Taxes that the Borrower is required to bear under this subsection 2.19 and shall pay to the Borrower the net after-tax amount of refunds obtained as a result of such contest, together with any interest thereon, within 30 days after receipt.

          2.20 Indemnity. The Borrower agrees to indemnify each Lender and to hold each Lender harmless from any loss or expense which such Lender may sustain or incur as a consequence of (a) default by the Borrower in making a borrowing of, conversion into or continuation of Eurodollar Loans after the Borrower has given a notice requesting the same in accordance with the provisions of this Agreement, (b) default by the Borrower in making any prepayment after the Borrower has given a notice thereof in accordance with the provisions of this Agreement or (c) the making of a prepayment or conversion of Eurodollar Loans on a day which is not the last day of an Interest Period with respect thereto. Such indemnification may include an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the amount so prepaid or converted, or not so borrowed, converted or continued, for the period from the date of such prepayment or conversion or of such failure to borrow, convert or continue to the last day of such Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Loans provided for herein (excluding, however, the margin above the Eurodollar Rate provided for by subsection 2.14(a) included therein, if any) over (ii) the amount of interest (as reasonably determined by such Lender) which would have accrued to such Bank on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank eurodollar market. This covenant shall survive the termination of this Agreement and the payment of the Notes and all other amounts payable hereunder.

          2.21 Replacement of Lender. (a) If (i) the Borrower becomes obligated to pay any additional amounts described in subsections 2.18 or 2.19 as a result of any condition described in such subsections and (ii) payment of such amount is demanded by any Lender or the Borrower pays such amount, then the Borrower may, on ten Business Days' prior written notice to the

Administrative Agent and such Lender, cause such Lender to (and such Lender shall) assign pursuant to subsection 9.6 all of its rights and obligations under this Agreement and the other Loan Documents, for a purchase price not less than the aggregate outstanding principal amount of its Loans, to a Lender or other entity selected by the Borrower, provided that in no event shall the assigning Lender be required to pay or surrender to such purchasing Lender or other entity any of the fees theretofore received by such assigning Lender pursuant to this Agreement or the registration and processing fee referred to on subsection 9.6(e), and provided, further, that such assignment shall not affect such assigning Lender's right to receive interest, fees referred to under subsection 2.13 or any compensation under such subsections 2.18 and 2.19 in respect of periods prior to such assignment.

          (b) If the Borrower becomes obligated to pay any additional amounts described in subsections 2.18 or 2.19 as a result of any condition described in such subsections and payment of such amounts is demanded by any Lender, such Lender shall exercise reasonable efforts to assign its rights and delegate and transfer its obligations hereunder to another of its offices, branches or affiliates, if such assignment would reduce such additional amounts required to be paid by the Borrower and would not cause the imposition on such Lender of additional costs or expenses (unless such expenses are fully reimbursed by the Borrower on an after-tax basis) or of other requirements or conditions deemed by such Lender to be burdensome or to be inconsistent with its corporate policies.


                   SECTION 3.  REPRESENTATIONS AND WARRANTIES

          To induce the Administrative Agent, the Co-Agents and the Lenders to enter into this Agreement and to make the Loans, the Borrower hereby represents and warrants to the Administrative Agent, the Co-Agents and each Lender that:

          3.1 Financial Condition. (a) The consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at December 31, 1992 and the related consolidated statements of income and of cash flows for the fiscal year ended on such date, reported on by KPMG Peat Marwick, copies of which have heretofore been furnished to each Lender, present fairly the consolidated financial condition of the Borrower and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended. The unaudited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at September 30, 1993 and the related unaudited consolidated statements of income and of cash flows for the nine-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to each Lender, present fairly the consolidated financial condition of the Borrower and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the nine-month period then ended (subject to normal year-end audit adjustments). All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as approved by such accountants or Responsible Officer, as the case may be, and as disclosed therein). Since December 31, 1992 there has been no development or event which has had or would reasonably be expected to have a Material Adverse Effect.

          (b) The consolidated Statutory Statement of CIC and its affiliated fire and casualty insurers, as filed with the appropriate Governmental

Authority of the jurisdiction of CIC's domicile, as of and for the fiscal year ended December 31, 1992, and the Statutory Statements of each of the Reporting Insurance Subsidiaries, as filed with the appropriate Governmental Authority of the jurisdiction of such Reporting Insurance Subsidiary's domicile, as of and for the fiscal year ended December 31, 1992, copies of which have been heretofore delivered to each Lender, have been prepared in accordance with SAP applied on a consistent basis. The Statutory Statement of each of the Reporting Insurance Subsidiaries, as filed with the appropriate Governmental Authority of the jurisdiction of such Reporting Insurance Subsidiary's domicile, as of and for the fiscal quarters ended March 31, 1993, June 30, 1993 and September 30, 1993, copies of which have been heretofore delivered to each Lender, have been prepared in accordance with SAP applied on a consistent basis. Such Statutory Statements fairly present the financial condition, results of operations, changes in surplus and cash flow of CIC and its affiliated fire and casualty insurers or such Reporting Insurance Subsidiaries, as the case may be, as of and for the respective dates and periods indicated therein in accordance with SAP applied on a consistent basis. Since December 31, 1992 there has been no development or event which has had or would reasonably be expected to have a Material Adverse Effect.

          3.2 Corporate Existence; Compliance with Law. (a) The Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization; and (b) each of the Borrower and its Subsidiaries (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (ii) has the corporate power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged, (iii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification and (iv) is in compliance with all Requirements of Law, except, in each of clauses (i) through (iv) of this subsection 3.2(b), to the extent that the failure to comply therewith would not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

          3.3 Corporate Power; Authorization; Enforceable Obligations. The Borrower has the corporate power and authority, and the legal right, to make, deliver and perform the Loan Documents to which it is a party and to borrow hereunder and has taken all necessary corporate action to authorize the borrowings on the terms and conditions of this Agreement and the Notes and to authorize the execution, delivery and performance of the Loan Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of the Loan Documents to which the Borrower is a party. This Agreement has been, and each other Loan Document to which it is a party will be, duly executed and delivered on behalf of the Borrower. This Agreement constitutes, and each other Loan Document to which it is a party when executed and delivered will constitute, a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

          3.4 No Legal Bar. The execution, delivery and performance of the Loan Documents to which the Borrower is a party, the borrowings hereunder and the use of the proceeds thereof will not violate any Requirement of Law or Contractual Obligation of the Borrower or of any of its Subsidiaries and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any such Requirement of Law or Contractual Obligation which would reasonably be expected to have a Material Adverse Effect.

          3.5 No Material Litigation. No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Borrower, threatened by or against the Borrower or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to any of the Loan Documents or any of the transactions contemplated hereby or thereby, or (b) which would reasonably be expected to have a Material Adverse Effect.

          3.6 No Default. Neither the Borrower nor any of its Subsidiaries is in default under or with respect to any of its Contractual Obligations in any respect which would reasonably be expected to have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.

          3.7 Ownership of Property; Liens. Each of the Borrower and its Subsidiaries has title to, or a leasehold interest in, all its property, and none of such property is subject to any Lien except as permitted by subsection
6.2 and except for such deficiencies in title or leasehold interests or for Liens which, in the aggregate, would not reasonably be expected to have a Material Adverse Effect.

          3.8 Intellectual Property. The Borrower and each of its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, technology, know-how and processes necessary for the conduct of its business as currently conducted except for those the failure to own or license which would not reasonably be expected to have a Material Adverse Effect (the "Intellectual Property"). No claim has been asserted and is pending by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property, nor does the Borrower know of any valid basis for any such claim, except for such claims which would not reasonably be expected to have a Material Adverse Effect. The use of such Intellectual Property by the Borrower and its Subsidiaries does not infringe on the rights of any Person, except for such claims and infringements that, in the aggregate, would not reasonably be expected to have a Material Adverse Effect.

          3.9 Taxes. Each of the Borrower and its Subsidiaries has filed or caused to be filed all material tax returns which, to the knowledge of the Borrower, are required to be filed and has paid all taxes shown to be due and payable on said returns or on any assessments made against it or any of its property and all other taxes, fees or other charges imposed on it or any of its property by any Governmental Authority (other than any the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP (and SAP, if applicable) have been provided on the books of the Borrower or its Subsidiaries, as the case may be); no material tax Lien has been filed, and, to the knowledge of the Borrower, no material claim is being asserted, with respect to any such tax, fee or other charge.

          3.10 Federal Regulations. No part of the proceeds of any Loans will be used for "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect or for any purpose which violates the provisions of the Regulations of such Board of Governors. If requested by any Lender or the Administrative Agent, the Borrower will furnish to the Administrative Agent and each Lender a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in Regulation U.

          3.11 ERISA. Neither a Reportable Event nor an "accumulated funding deficiency" (within the meaning of Section 412 of the Code or Section 302 of ERISA) has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. No termination of a Single Employer Plan has occurred, and no Lien in favor of the PBGC or a Plan has arisen, during such five-year period. The present value of all accrued benefits under each Single Employer Plan (based on those assumptions used to fund such Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, exceed the value of the assets of such Plan allocable to such accrued benefits. Neither the Borrower nor any Commonly Controlled Entity has had a complete or partial withdrawal from any Multiemployer Plan, and neither the Borrower nor any Commonly Controlled Entity would become subject to any liability under ERISA if the Borrower or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. No such Multiemployer Plan is in Reorganization or Insolvent.

          3.12 Investment Company Act; Other Regulations. The Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended, or a "holding company" as defined in, or otherwise subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

          3.13 Subsidiaries. The Persons listed on Schedule 3.13 constitute all the Subsidiaries of the Borrower at the date hereof.

          3.14 Purpose of Loans. The proceeds of the Loans shall be used by the Borrower for general corporate purposes.

          3.15 Accuracy and Completeness of Information. All information, reports and other papers and data (including, without limitation, copies of all filings made with any Governmental Authority) with respect to the Borrower or any of its Subsidiaries furnished to the Lenders by the Borrower, or on behalf of the Borrower, were, at the time the same were so furnished, correct as to the subject matter covered therein in all material respects, or have been subsequently supplemented by other information, reports or other papers or data. No fact is known to the Borrower which has or in the future may (so far as the Borrower can reasonably foresee) reasonably be expected to have a Material Adverse Effect. No statement made in writing to the Lenders by the Borrower and, to the best of the Borrower's knowledge, no document furnished by the Borrower to the Administrative Agent, any Co-Agent or the Lenders in connection with the negotiation, preparation or execution of or pursuant to this Agreement contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained therein not materially misleading in light of the circumstances under which, and as of the date, such statements were made, in either case which has not been corrected, supplemented or remedied by subsequent documents or statements made to the Lenders in writing.

          3.16 Regulatory Intervention. No Governmental Authority having jurisdiction over the business of any Insurance Subsidiary domiciled in the United States or Canada has taken any action or commenced any proceeding to exercise control over the business or operations of such Insurance Subsidiary, or to cause such Insurance Subsidiary to take any action which would reasonably be expected to have a Material Adverse Effect, and to the best knowledge of the Borrower no such action or proceeding has been threatened by any Governmental Authority.


                        SECTION 4.  CONDITIONS PRECEDENT

          4.1 Conditions to Closing Date. The Closing Date shall occur on the date of satisfaction of the following conditions precedent:

          (a)  Loan Documents.  The Administrative Agent shall have received
     (i) this Agreement, executed and delivered by a duly authorized officer of the Borrower, with a counterpart for each Lender, (ii) for the account of each Lender, a Revolving Credit Note conforming to the requirements hereof and executed by a duly authorized officer of the Borrower, and (iii) for the account of each Lender, a CAF Advance Note conforming to the requirements hereof and executed by a duly authorized officer of the Borrower.

          (b) Schedule of Guarantee Obligations. The Administrative Agent shall have received, with a copy for each Lender, a schedule (i) listing all outstanding Guarantee Obligations of the Borrower in respect of Indebtedness and similar obligations of others in the amount of $10,000,000 or more and (ii) disclosing, to the best of the Borrower's knowledge, the aggregate amount of all such Guarantee Obligations of the Borrower which individually are in an amount of less than $10,000,000, which schedule shall be in form and substance satisfactory to the Lenders.

          (c) Borrowing Certificate. The Administrative Agent shall have received with a counterpart for each Lender, a certificate of the Borrower, dated the Closing Date, substantially in the form of Exhibit F, with appropriate insertions and attachments, satisfactory in form and substance to the Administrative Agent, executed by the President or any Vice President and the Secretary or any Assistant Secretary of the Borrower.

          (d) Corporate Proceedings of the Borrower. The Administrative Agent shall have received, with a counterpart for each Lender, a copy of the resolutions of the Board of Directors of the Borrower authorizing the borrowings contemplated hereunder, certified by the Secretary or an Assistant Secretary of the Borrower as of the Closing Date, which certificate shall be in form and substance satisfactory to the Administrative Agent and shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded.

          (e) Borrower Incumbency Certificate. The Administrative Agent shall have received, with a counterpart for each Lender, a certificate of the Borrower, dated the Closing Date, as to the incumbency and signature of the officers of the Borrower executing any Loan Document satisfactory in form and substance to the Administrative Agent, executed by the President or any Vice President and the Secretary or any Assistant Secretary of the Borrower.

          (f) Corporate Documents. The Administrative Agent shall have received, with a counterpart for each Lender, true and complete copies of the certificate of incorporation and by-laws of the Borrower, certified as of the Closing Date as complete and correct copies thereof by the Secretary or an Assistant Secretary of the Borrower.

          (g) Fees, Expenses. The Co-Agents shall have received the fees and other consideration to be received on the Closing Date as agreed in writing between the Borrower and the Co-Agents, and the Borrower shall have paid all reasonable out-of-pocket expenses (including, without limitation, reasonable fees and disbursement charges of a single legal counsel for all of the Administrative Agent, the Co-Agents, and the Lenders) of the Administrative Agent, the Co-Agents and the Lenders required to be paid by the Borrower pursuant to the Loan Documents which shall have been invoiced on or prior to the Closing Date.

          (h) Legal Opinions. The Administrative Agent shall have received, with a counterpart for each Lender, the executed legal opinion of William
     F. Gleason, Jr., general counsel of the Borrower, substantially in the form of Exhibit G.

          (i) Additional Matters. All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement and the other Loan Documents shall be satisfactory in form and substance to the Administrative Agent, and the Administrative Agent shall have received such other documents in respect of any aspect or consequence of the transactions contemplated hereby or thereby as it shall reasonably request.

          4.2 Conditions to Each Loan. The agreement of each Lender to make any Loan requested to be made by it on any date (including, without limitation, its initial Loan) is subject to the satisfaction of the following conditions precedent:

          (a)  Closing Date.  The Closing Date shall have occurred.

          (b) Representations and Warranties. Each of the representations and warranties made by the Borrower in or pursuant to the Loan Documents shall be true and correct in all material respects on and as of such date as if made on and as of such date.

          (c) No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the Loans requested to be made on such date.

Each borrowing by the Borrower hereunder shall constitute a representation and warranty by the Borrower as of the date of such Loan that the conditions contained in this subsection 4.2 have been satisfied.

                        SECTION 5.  AFFIRMATIVE COVENANTS

          The Borrower hereby agrees that, so long as the Commitments remain in effect, any Note remains outstanding and unpaid or any other amount is owing to any Lender, the Administrative Agent or any Co-Agent hereunder, the Borrower shall and (except in the case of delivery of financial information, reports and notices) shall cause each of its Subsidiaries to:

          5.1 GAAP Financial Statements. Furnish to the Administrative Agent, with a copy for each Lender:

          (a) as soon as available, but in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at the end of such year and the related consolidated statements of income and retained earnings and of cash flows for such year, setting forth in each case in comparative form the figures as of the end of and for the previous year, reported on by KPMG Peat Marwick or other independent certified public accountants of nationally recognized standing; and

          (b) as soon as available, but in any event not later than 60 days after the end of each of the first three quarterly periods of each fiscal year of the Borrower, the unaudited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at the end of such quarter and the related unaudited consolidated statements of income and retained earnings and of cash flows of the Borrower and its consolidated Subsidiaries for such quarter and the portion of the fiscal year through the end of such quarter, setting forth in each case in comparative form the figures for the corresponding date or period in the previous year, certified by a Responsible Officer as being fairly stated in all material respects (subject to normal year-end audit adjustments);

all such financial statements to be prepared in reasonable detail and in accordance with GAAP applied consistently throughout the periods reflected therein and with prior periods (except as approved by such accountants or officer, as the case may be, and disclosed therein).

          5.2 SAP Financial Statements. Furnish to the Administrative Agent, with a copy for each Lender:

          (a) as soon as possible, but in any event within 120 days after the end of each fiscal year of CIC and each other Reporting Insurance Subsidiary, a copy of (i) the consolidated Statutory Statement of CIC and its affiliated fire and casualty insurers for such fiscal year, and (ii) the Statutory Statement of each such Reporting Insurance Subsidiary for such fiscal year, in each case subscribed and sworn to and certified by officers of CIC or such other Reporting Insurance Subsidiary as required by applicable law; and

          (b) as soon as possible, but in any event within 60 days after the end of each of the first three fiscal quarters of each fiscal year of each Reporting Insurance Subsidiary, a copy of the Statutory Statement of each such Reporting Insurance Subsidiary for such fiscal quarter, certified by a Responsible Officer of such Subsidiary as required by applicable law;

all such financial statements to be prepared in accordance with SAP applied consistently throughout the periods reflected therein (except as approved by such officers or Responsible Officer, as the case may be, and disclosed therein).

          5.3 Certificates; Other Information. Furnish to the Administrative Agent, with a copy for each Lender:

          (a) concurrently with the delivery of the financial statements referred to in subsection 5.1(a), a certificate of the independent certified public accountants reporting on such financial statements stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;

          (b) concurrently with the delivery of the financial statements referred to in subsections 5.1(a) and 5.1(b), a certificate of a Responsible Officer stating that, to the best of such Officer's knowledge, the Borrower during such period has observed, performed or satisfied all covenants, agreements and conditions contained in this Agreement and in the Notes to be observed, performed or satisfied by it and that such Officer has obtained no knowledge of any Default or Event of Default except as specified in such certificate, and showing in detail the calculations supporting such statement in respect of subsection 6.1(a) and
     (b);

          (c) within twenty days after the same are sent, copies of all financial statements and reports which the Borrower sends to its stockholders, and within twenty days after the same are filed, copies of all financial statements and reports which the Borrower or any Subsidiary may make to, or file with, the Securities and Exchange Commission or any successor or with any analogous Governmental Authority; and

          (d) promptly, such additional financial and other information as any Lender may from time to time reasonably request.

          5.4 Payment of Obligations. Pay, discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, all its obligations of whatever nature, except (a) where the amount or validity thereof is currently being contested in good faith by appropriate proceedings or (b) where the failure to do so would not reasonably be expected to have a Material Adverse Effect.

          5.5 Conduct of Business and Maintenance of Existence. Continue to engage primarily in the property and casualty insurance business and related insurance or financial service activities, and preserve, renew and keep in full force and effect its corporate existence and take all reasonable action to maintain all rights, privileges, licenses and franchises necessary or desirable in the normal conduct of its business except as otherwise permitted pursuant to subsection 6.3; comply with all Contractual Obligations and Requirements of Law except to the extent that failure to comply therewith would not, in the aggregate, be reasonably expected to have a Material Adverse Effect.

          5.6 Maintenance of Property; Insurance. Keep all property useful and necessary in its business in good working order and condition except to the extent that the failure to do so would not reasonably be expected to have a Material Adverse Effect; and furnish to the Administrative Agent, with a copy for each Lender, upon written request, insurance certificates as to the insurance carried.

          5.7 Inspection of Property; Books and Records; Discussions. Keep proper books of records and account in which true and correct entries in conformity with GAAP or SAP, as the case may be, and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities except to the extent that the failure to do so would not reasonably be expected to have a Material Adverse Effect; and permit representatives of any Lender, upon reasonable notice and during normal business hours, to visit and inspect any of its properties and examine any of its books and records and to discuss the business, operations, properties and financial and other condition of the Borrower and its Subsidiaries with officers and employees of the Borrower and its Subsidiaries and with its independent certified public accountants, all as may be reasonably requested by such Lender, provided that the Administrative Agent and each Lender agree to use reasonable efforts to coordinate such visits and inspections to minimize the inconvenience to or burden upon the Borrower, its Subsidiaries and such accountants.

          5.8 Notices. Promptly give notice to the Administrative Agent and each Lender of:

          (a)  the occurrence of any Default or Event of Default;

          (b) any (i) default or event of default under any Contractual Obligation of the Borrower or any of its Subsidiaries or (ii) litigation, investigation or proceeding which may exist at any time between the Borrower or any of its Subsidiaries and any Governmental Authority including, without limitation, the issuance of any order, the taking of any action or any request for an extraordinary audit for cause by any Governmental Authority, which in case of either clause (i) or (ii) of this subsection 5.8(b), if not cured or if adversely determined, as the case may be, would reasonably be expected to have a Material Adverse Effect;

          (c) any litigation or proceeding affecting the Borrower or any of its Subsidiaries which would be disclosable by the Borrower pursuant to
     Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended;

          (d) the following events, as soon as possible and in any event within 30 days after the Borrower knows or has reason to know thereof:
     (i) the occurrence or expected occurrence of any Reportable Event with respect to any Plan, a failure to make any required contribution to a Plan, the creation of any Lien in favor of the PBGC or a Plan or any withdrawal from, or the termination, Reorganization or Insolvency of, any Multiemployer Plan or (ii) the institution of proceedings or the taking of any other action by the PBGC or the Borrower or any Commonly Controlled Entity or any Multiemployer Plan with respect to the withdrawal from, or the terminating, Reorganization or Insolvency of, any Plan, in the case of either of clauses (i) or (ii) to the extent that such event would reasonably be expected to have a Material Adverse Effect; and

          (e) any development or event which has had or would reasonably be expected to have a Material Adverse Effect.

Each notice pursuant to this subsection shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action the Borrower proposes to take with respect thereto.

                         SECTION 6.  NEGATIVE COVENANTS

          The Borrower hereby agrees that, so long as the Commitments remain in effect, any Note remains outstanding and unpaid or any other amount is owing to any Lender, the Administrative Agent or any Co-Agent hereunder, the Borrower shall not, shall not permit CIC to, and (except with respect to subsection 6.1) shall not permit any of its Subsidiaries (other than CIC) to, directly or indirectly:

          6.1  Financial Condition Covenants.

          (a) Maintenance of Surplus. Permit Surplus at any time to be less than $1,465,000,000.

          (b) Debt to Capital Ratio. Permit the ratio (expressed as a percentage) of (i) Consolidated Total Indebtedness of the Borrower to (ii) the sum of Consolidated Capital of the Borrower and Consolidated Total Indebtedness of the Borrower, to exceed, at any time (A) prior to the sale or other disposition of all of the Capital Stock of AFCO or all or substantially all of the assets of AFCO by the Borrower and its Subsidiaries, 52%, and (B) from and after the sale or other disposition of all of the Capital Stock of AFCO or all or substantially all of the assets of AFCO by the Borrower and its Subsidiaries, 37%.

          6.2 Limitation on Liens. Create, incur, assume or suffer to exist any Lien upon any shares of Capital Stock of any Subsidiary of the Borrower, whether now owned or hereafter acquired, except for pledges of shares of Capital Stock of a Subsidiary of the Borrower to a wholly-owned Subsidiary of the Borrower (the "Pledgee") to secure Indebtedness owing from the Borrower or another Subsidiary of the Borrower to the Pledgee.

          6.3 Limitation on Fundamental Changes. Enter into any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of all or substantially all of its property, business or assets, except:

          (a) any Subsidiary of the Borrower may be merged or consolidated with or into the Borrower (provided that the Borrower shall be the continuing or surviving corporation) or with or into any one or more wholly owned Subsidiaries of the Borrower (provided that the wholly owned Subsidiary or Subsidiaries shall be the continuing or surviving corporation);

          (b) any wholly owned Subsidiary may sell, lease, transfer or otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to the Borrower or any other wholly owned Subsidiary of the Borrower; and

          (c) the Borrower may merge with any other Person so long as (i) the Borrower is the surviving corporation of such merger and (ii) immediately after giving effect to such merger, no Default or Event of Default shall have occurred and be continuing; and

          (d)  as may be permitted pursuant to subsection 6.4.

          6.4 Limitation on Sale of Assets. Convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets (including, without limitation, receivables and leasehold interests), whether now owned or hereafter acquired, or, in the case of any Subsidiary, issue or sell any shares of such Subsidiary's Capital Stock to any Person other than the Borrower or any wholly owned Subsidiary, except:

          (a) the sale or other disposition of all of the Capital Stock of, or all or substantially all of the assets of, AFCO and Insurnet, Incorporated, and other discontinued operations publicly disclosed prior to the date hereof;

          (b)  sales or dispositions permitted pursuant to subsection 6.3;

          (c) the sale or other disposition of any property, provided that either (i) the aggregate book value of all assets so sold or disposed of shall not constitute more than 10% in book value of the consolidated total assets of the Borrower and its Subsidiaries as at December 31, 1992 or, if later, the end of the most recent fiscal year of the Borrower for which financial statements have been (or were required to be) delivered pursuant to subsection 5.1(a), or (ii) such assets so sold or disposed of shall not have contributed, in the aggregate, 10% or more of the average consolidated income from continuing operations of the Borrower and its Subsidiaries for the fiscal years ended December 31, 1988, 1989, 1990, 1991 and 1992; and

          (d) sales or other dispositions of premium receivables, statutory overdues, agent and circle agent loans, leasebacks or similar transactions.

Notwithstanding the foregoing, the provisions of this subsection 6.4 shall not prevent the Borrower and its Subsidiaries from engaging in transactions in the ordinary course of business or for the purpose of managing their investment portfolios, including the sale of assets in such investment portfolios, the retaining of the proceeds of such sales in cash or the reinvestment of such proceeds in other assets to be held in such investment portfolios.


                          SECTION 7.  EVENTS OF DEFAULT

          If any of the following events shall occur and be continuing:

          (a) The Borrower shall fail to pay any principal of any Note when due in accordance with the terms thereof or hereof; or the Borrower shall fail to pay any interest on any Note, or any other amount payable hereunder, within five Business Days after any such interest or other amount becomes due in accordance with the terms thereof or hereof; or

          (b) Any representation or warranty made or deemed made by the Borrower herein or which is contained in any certificate, document or financial or other statement furnished by it at any time under or in connection with this Agreement shall prove to have been incorrect in any material respect on or as of the date made or deemed made or furnished; or

          (c) The Borrower shall default in the observance or performance of any agreement contained in Section 6 and such default shall not have been waived in accordance with subsection 9.1; or

          (d) The Borrower shall default in the observance or performance of any other agreement contained in this Agreement (other than as provided in paragraphs (a) through (c) of this Section), and such default shall continue unremedied for a period of 30 days; or

          (e) The Borrower or any of its Subsidiaries shall (i) default in any payment of principal of or interest on any Indebtedness (other than the Notes) or in the payment of any Guarantee Obligation, beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness or Guarantee Obligation was created, if the amount of such Indebtedness or Guarantee Obligation, together with all other such defaulted Indebtedness and Guarantee Obligations, is at least $25,000,000 in the aggregate; or (ii) default in the observance or performance of any other agreement or condition relating to any such Indebtedness or Guarantee Obligation or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, if (A) the effect of such default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Guarantee Obligation (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to become due prior to its stated maturity or such Guarantee Obligation to become payable, and (B) the amount of such Indebtedness or Guarantee Obligation, together with all other such defaulted Indebtedness and Guarantee Obligations, is at least $25,000,000 in the aggregate; or

          (f) (i) The Borrower or any of its Significant Subsidiaries shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or the Borrower or any of its Significant Subsidiaries shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against the Borrower or any of its Significant Subsidiaries any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of 60 days; or (iii) there shall be commenced against the Borrower or any of its Significant Subsidiaries any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 60 days from the entry thereof; or (iv) the Borrower or any of its Significant Subsidiaries shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii), or (iii) above; or (v) the Borrower or any of its Significant Subsidiaries shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due, provided that none of the events set forth in clauses (i) through (v) of this Section 7(f) shall constitute an Event of Default so long as the Significant Subsidiaries affected did not contribute in the aggregate more than 2% in Surplus as of December 31, 1992; or

          (g) (i) Any Person shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan, (ii) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan or any Lien in favor of the PBGC or a Plan shall arise on the assets of the Borrower or any Commonly Controlled Entity, (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a trustee is, in the reasonable opinion of the Required Lenders, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Borrower or any Commonly Controlled Entity shall, or in the reasonable opinion of the Required Lenders is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, a Multiemployer Plan or (vi) any other event or condition shall occur or exist with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could reasonably be expected to have a Material Adverse Effect; or

          (h) One or more judgments or decrees shall be entered against the Borrower or any of its Subsidiaries involving in the aggregate a liability (not paid or fully covered by insurance or reinsurance) of $25,000,000 or more, and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 60 days from the entry thereof; or

          (i) Any of the Loan Documents shall cease, for any reason, to be in full force and effect, or the Borrower shall so assert; or

          (j) (i) Any Person or "group" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended) (A) shall have acquired beneficial ownership of 20% or more of any outstanding class of Capital Stock having ordinary voting power in the election of directors of the Borrower or (B) shall obtain the power (whether or not exercised) to elect a majority of the Borrower's directors, and in the case of any such condition described in subclauses (A) or (B) of this Section 7(j)(i), such condition shall have continued for a period of ten Business Days and no other Default or Event of Default shall have occurred and be continuing during such period, or (ii) the Board of Directors of the Borrower shall not consist of a majority of Continuing Directors; as used in this paragraph "Continuing Directors" shall mean the directors of the Borrower on the Closing Date and each other director, if such other director's nomination for election to the Board of Directors of the Borrower is recommended by a majority of the then Continuing Directors;

then, and in any such event, (A) if such event is an Event of Default specified in clause (i) or (ii) of paragraph (f) above with respect to the Borrower, automatically the Commitments shall immediately terminate and the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement and the Notes shall immediately become due and payable, and (B) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and (ii) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower, declare the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement and the Notes to be due and payable forthwith, whereupon the same shall immediately become due and payable. Except as expressly provided above in this Section, presentment, demand, protest and all other notices of any kind are hereby expressly waived.


                      SECTION 8.  THE ADMINISTRATIVE AGENT

          8.1 Appointment. Each Lender hereby irrevocably designates and appoints Chemical as the Administrative Agent of such Lender under this Agreement and the other Loan Documents, and each such Lender irrevocably authorizes Chemical, as the Administrative Agent for such Lender, to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably
incidental thereto.   Notwithstanding any provision to the contrary elsewhere
in this Agreement, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

          8.2 Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

          8.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except for its or such Person's own gross negligence or willful misconduct) or (ii) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or the Notes or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

          8.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, telecopy, telex or teletype message, statement, order or other document or conversation reasonably believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the Notes and the other Loan Documents in accordance with a request of the Required Lenders, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Notes.

          8.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

          8.6 Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and made its own decision to make its Loans hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, or provided to the Administrative Agent for the account of, or with sufficient copies for each Lender hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

          8.7 Indemnification. The Lenders agree to indemnify the Administrative Agent in its capacity as such (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought under this subsection (or, if indemnification is sought after the date upon which the Commitments shall have terminated and the Loans shall have been paid in full, ratably in accordance with their Commitment Percentages immediately prior to such date), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement, any of the other Loan Documents or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the Administrative Agent's gross negligence or willful misconduct. The agreements in this subsection shall survive the payment of the Notes and all other amounts payable hereunder.

          8.8 Administrative Agent in Its Individual Capacity. The Administrative Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not the Administrative Agent hereunder and under the other Loan Documents. With respect to its Loans made or renewed by it and any
Note issued to it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Loan Documents as any Lender and may exercise the same as though it were not the Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

          8.9 Successor Administrative Agent. The Administrative Agent may resign as Administrative Agent upon 10 days' notice to the Lenders. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Loan Documents, then the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders, which successor agent shall be approved by the Borrower, whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term "Administrative Agent" shall mean such successor agent effective upon such appointment and approval, and the former Administrative Agent's rights, powers and duties as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement or any holders of the Notes. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of this subsection shall inure to its benefit as to any actions taken 48 or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Loan Documents.


                            SECTION 9.  MISCELLANEOUS

          9.1 Amendments and Waivers. Neither this Agreement, any Note or any other Loan Document, nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this subsection. The Required Lenders may, or, with the written consent of the Required Lenders, the Administrative Agent may, from time to time, (a) enter into with the Borrower written amendments, supplements or modifications hereto and to the Notes and the other Loan Documents for the purpose of adding any provisions to this Agreement, the Notes or the other Loan Documents or changing in any manner the rights of the Lenders or of the Borrower hereunder or thereunder or (b) waive, on such terms and conditions as the Required Lenders or the Administrative Agent, as the case may be, may specify in such instrument, any of the requirements of this Agreement, the Notes or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such waiver and no such amendment, supplement or modification shall (i) reduce the amount or extend the scheduled date of maturity of any Note or of any installment thereof, or reduce the stated rate of any interest or fee payable hereunder or extend the scheduled date of any payment thereof or increase the amount or extend the expiration date of any Lender's Commitment, in each case without the consent of each Lender affected thereby, or (ii) amend, modify or waive any provision of this subsection or reduce the percentage specified in the definition of Required Lenders or Majority Lenders, or consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Agreement and the other Loan Documents, in each case without the written consent of all the Lenders, or
(iii) amend, modify or waive any provision of Section 8 without the written consent of the then Administrative Agent. Any such waiver and any such amendment, supplement or modification shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent, the Co-Agents and all future holders of the Notes. In the case of any waiver, the Borrower, the Lenders, the Co-Agents and the Administrative Agent shall be restored to their former position and rights hereunder and under the outstanding Notes and any other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default, or impair any right consequent thereon.

          9.2 Notices. All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing (including by telecopy), and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made when delivered by hand, or five days after being deposited in the mail, postage prepaid, or, in the case of telecopy notice, when received, addressed as follows in the case of the Borrower and the Administrative Agent, and as set forth in Schedule I in the case of the other parties hereto, or to such other address as may be hereafter notified by the respective parties hereto and any future holders of the Notes:

    The Borrower:         The Continental Corporation
                          180 Maiden Lane
                          New York, New York  10038
                          Attention: Treasurer
                          with a copy to:  William F. Gleason, Jr.
                                           Senior Vice President,
                                             General Counsel &
                                             Secretary
                          Telecopy: (212) 440-3323

    The Administrative
      Agent:              Chemical Bank
                          270 Park Avenue
                          New York, New York  10017
                          Attention: M. Luisa Hunnewell
                          Telecopy: (212) 370-0429

provided that any notice, request or demand to or upon the Administrative Agent or the Lenders pursuant to subsection 2.3, 2.4, 2.5, 2.7, 2.10, 2.11 or 2.16 shall not be effective until received.

          9.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Lender, any right, remedy, power or privilege hereunder or under the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

          9.4 Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Loan Documents and in any document, certificate or statement delivered pursuant hereto or thereto or in connection herewith or therewith shall survive the execution and delivery of this Agreement and the Notes and the making of the Loans hereunder.

          9.5 Payment of Expenses and Taxes. The Borrower agrees (a) to pay or reimburse each of the Administrative Agent and each Co-Agent for all its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Agreement, the Notes and the other Loan Documents and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, including, without limitation, the fees and disbursements of a single legal counsel for all of the Administrative Agent, the Co-Agents and the Lenders, (b) to pay or reimburse each Lender, the Administrative Agent and each Co-Agent for all its costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement, the Notes, the other Loan Documents and any such other documents, including, without limitation, the fees and disbursements of counsel to the Administrative Agent, to each Co-Agent and to the several Lenders, and (c) to pay, and indemnify and hold harmless each Lender, the Administrative Agent and each Co-Agent from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement, the Notes, the other Loan Documents and any such other documents, and (d) to pay, and indemnify and hold harmless each Lender, the Administrative Agent and each Co-

Agent from and against, any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, reasonable costs, expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement, the Notes, the other Loan Documents and any such other documents, including, without limitation, any of the foregoing relating to the violation of, noncompliance with or liability under any Environmental Law applicable to the operations of the Borrower, any of its Subsidiaries or any of their respective properties (all the foregoing in this clause (d), collectively, the "indemnified liabilities"), provided, that the Borrower shall have no obligation hereunder to the Administrative Agent, any Co-Agent or any Lender with respect to indemnified liabilities arising from (i) the gross negligence or willful misconduct of the Administrative Agent, such Co-Agent or such Lender or (ii) legal proceedings commenced against the Administrative Agent, any Co-Agent or such Lender by any security holder or creditor thereof arising out of and based upon rights afforded any such security holder or creditor solely in its capacity as such. The agreements in this subsection shall survive repayment of the Notes and all other amounts payable hereunder for a period of 18 months.

          9.6 Successors and Assigns; Participations and Assignments. (a) This Agreement shall be binding upon and inure to the benefit of the Borrower, the Lenders, the Administrative Agent, the Co-Agents, all future holders of the Notes and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender.

          (b) Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender hereunder and under the other Loan Documents. In the event of any such sale by a Lender of a participating interest to a Participant, such Lender's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Lender shall remain solely responsible for the performance thereof, such Lender shall remain the holder of any such Note for all purposes under this Agreement and the other Loan Documents, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the other Loan Documents. The Borrower agrees that if amounts outstanding under this Agreement and the Notes are due or unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement and any Note to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement or any Note, provided that, in purchasing such participating interest, such Participant shall be deemed to have agreed to share with the Lenders the proceeds thereof as provided in subsection 9.7(a) as fully as if it were a Lender hereunder. Each Participant shall be entitled to the benefits, and subject to the obligations, of subsections 2.18, 2.19, 2.20 and 2.21 with respect to its participation in the Commitments and the Loans outstanding from time to time as if it were a Lender; provided that, in the case of subsection 2.19, such Participant shall have complied with the requirements of said subsection and provided, further, that no Participant shall be entitled to receive any greater amount pursuant to any such subsection than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such Participant had no such transfer occurred. Each Lender agrees that the participation agreement pursuant to which any Participant acquires its participating interest (or any other document) may afford voting rights to such Participant, or any right to instruct such Lender with respect to voting hereunder, only with respect to reductions or extensions of payments of principal, interest or facility fees payable pursuant to the Loan Documents.

          (c) Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time and from time to time assign to any Lender or any affiliate thereof or, with the prior written consent of the Borrower and the Administrative Agent (which in each case shall not be unreasonably withheld, it being understood that increased costs imposed with respect to an Assignee will be deemed to be reasonable cause for withholding consent), to an additional bank or financial institutions (an "Assignee") all or any part of its rights and obligations under this Agreement and the Notes provided that, in the event of a sale by any Lender of less than all of such rights and obligations, such Lender shall retain a Commitment of not less than $5,000,000 after giving effect to such sale, each of which assignments shall be in an amount not less than $5,000,000 unless the assigning Lender is assigning thereby all or the remaining portion of its rights and obligations under the Loan Documents, pursuant to an Assignment and Acceptance, substantially in the form of Exhibit H, executed by such Assignee, such assigning Lender (and, in the case of an Assignee that is not then a Lender or an affiliate thereof, by the Borrower and the Administrative Agent) and delivered to the Administrative Agent for its acceptance and recording in the Register. Upon such execution, delivery, acceptance and recording, from and after the effective date determined pursuant to such Assignment and Acceptance,
(x) the Assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder with a Commitment as set forth therein, and (y) the assigning Lender thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such assigning Lender shall cease to be a party hereto).

          (d) The Administrative Agent shall maintain at its address referred to in subsection 9.2 a copy of each Assignment and Acceptance delivered to it and a register (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as the owner of the Loans recorded therein for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

          (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Assignee (and, in the case of an Assignee that is not then a Lender or an affiliate thereof, by the Borrower and the Administrative Agent) together with payment to the Agent of a registration and processing fee of $2,000, the Administrative Agent shall (i) promptly accept such Assignment and Acceptance and (ii) on the effective date determined pursuant thereto record the information contained therein in the Register and give notice of such acceptance and recordation to the Lenders and the Borrower. On or prior to such effective date, the Borrower, at its own expense, shall execute and deliver to the Administrative Agent (in exchange for the Revolving Credit Note and, if applicable, the CAF Advance Note of the assigning Lender) a new Revolving Credit Note and CAF Advance Note, as the case may be, to the order of such Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance (or, in the case of a CAF Advance Note, the aggregate Commitments) and, if the assigning Lender has retained a Commitment hereunder, a new Revolving Credit Note to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new Notes shall be dated the Closing Date and shall otherwise be in the form of the Note replaced thereby.

          (f) The Borrower authorizes each Lender to disclose to any Participant or Assignee (each, a "Transferee") and any prospective Transferee any and all financial information in such Lender's possession concerning the Borrower and its Affiliates which has been delivered to such Lender by or on behalf of the Borrower pursuant to this Agreement or which has been delivered to such Lender by or on behalf of the Borrower in connection with such Lender's credit evaluation of the Borrower and its Affiliates prior to becoming a party to this Agreement.

          (g) Nothing herein shall prohibit any Lender from pledging or assigning any Note to any Federal Reserve Bank in accordance with applicable law.

          9.7 Adjustments; Set-off. (a) (i) If any Lender (a "benefitted Lender") shall, at any time prior to an acceleration of the maturity of the Loans pursuant to Section 7, receive any payment of all or part of its Revolving Credit Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 7(f), or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Revolving Credit Loans, or interest thereon, such benefitted Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender's Revolving Credit Loans, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. The Borrower agrees that each Lender so purchasing a portion of another Lender's Loans may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as if such Lender were the direct holder of such portion.

          (ii) If any Lender (a "benefitted Lender") shall, at any time on or following an acceleration of the maturity of the Loans pursuant to Section 7, receive any payment of all or part of its Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 7(f), or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Loans, or interest thereon, such benefitted Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender's Loans, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. The Borrower agrees that each Lender so purchasing a portion of another Lender's Loans may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as if such Lender were the direct holder of such portion.

     (b) In addition to any rights and remedies of the Lenders provided by law, each Lender shall have the right, without prior notice to the Borrower, any such notice being expressly waived by the Borrower to the extent permitted by applicable law, upon any amount becoming due and payable by the Borrower hereunder or under the Notes (whether at the stated maturity, by acceleration or otherwise) to set off and appropriate and apply against such amount any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by such Lender or any branch or agency thereof to or for the credit or the account of the Borrower. Each Lender agrees promptly to notify the Borrower and the Administrative Agent after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application.

          9.8 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by telecopy), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

          9.9 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          9.10 Integration. This Agreement, the other Loan Documents and the writings referred to in subsection 2.13(b) represent the entire agreement of the Borrower, the Administrative Agent, the Co-Agents and the Lenders with respect to the subject matter hereof and thereof, and there are no promises, undertakings, representations or warranties by the Administrative Agent, any Co-Agent or any Lender relative to the subject matter hereof or thereof not expressly set forth or referred to herein or in the other Loan Documents and the writings referred to in subsection 2.13(b).

          9.11 GOVERNING LAW. THIS AGREEMENT AND THE NOTES AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

          9.12 Submission To Jurisdiction; Waivers. The Borrower hereby irrevocably and unconditionally:

          (a) submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Loan Documents to which it is a party, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America for the Southern District of New York, and appellate courts from any thereof;

          (b) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

          (c) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in subsection 9.2 or at such other address of which the Administrative Agent shall have been notified pursuant thereto;

          (d) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

          (e) waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this subsection any special, exemplary, punitive or consequential damages.

          9.13  Acknowledgements.  The Borrower hereby acknowledges that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the Notes and the other Loan Documents;

          (b) neither the Administrative Agent, any Co-Agent nor any Lender has any fiduciary relationship with or duty to the Borrower arising out of or in connection with this Agreement or any of the other Loan Documents, and the relationship between the Administrative Agent, the Co-Agents and the Lenders, on the one hand, and the Borrower, on the other hand, in connection herewith or therewith is solely that of debtor and creditor; and

          (c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Lenders or among the Borrower and the Lenders.

          9.14 WAIVERS OF JURY TRIAL. THE BORROWER, THE ADMINISTRATIVE AGENT, THE CO-AGENTS AND THE LENDERS HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR THE NOTES OR ANY OTHER LOAN DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN.

          9.15 Confidentiality. Each Lender agrees to keep confidential any information, including without limitation the Confidential Information Memorandum dated November 1993, provided to it by or on behalf of the Borrower or any of its Subsidiaries pursuant to or in connection with this Agreement and the transactions contemplated hereby; provided that nothing herein shall prevent any Lender from disclosing any such information (i) to the

Administrative Agent, any Co-Agent or any other Lender, (ii) to any Transferee which agrees to comply with the provisions of this subsection, (iii) to its employees, directors, agents, attorneys, accountants and other professional advisors, (iv) upon the request or demand of any Governmental Authority having jurisdiction over such Lender, provided, that such Lender shall resist disclosing such information to any such Governmental Authority to the extent that (A) such Lender determines that such Governmental Authority has no legal right to request or demand such information and (B) such Lender determines, in its sole discretion, that resisting such request or demand would not be contrary to such Lender's policy and would not result in any legal, economic or regulatory disadvantage to such Lender, (v) in response to any order of any court or other Governmental Authority or as may otherwise be required pursuant to any Requirement of Law, provided that, prior to making such response, to the extent possible and to the extent permitted by the terms of such order or Requirement of Law, such Lender agrees to use best efforts (which shall not however require such Lender to make any material expenditure of money) to notify the Borrower of the fact that such order or other Requirement of Law requires response within the contemplation of this subsection 9.15 in sufficient time to allow the Borrower to seek relief from such order or Requirement of Law, (vi) which has been publicly disclosed other than in breach of this Agreement or (vii) pursuant to the exercise of any remedy hereunder.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

THE CONTINENTAL CORPORATION


 By: /s/ J. Heath Fitzsimmons
   Title: Senior Vice President and
           CFO



CHEMICAL BANK,
  as Administrative Agent,
  as a Co-Agent and as a Lender


By: /s/ Thomas D. Prangley
   Title: Vice President



CITIBANK, N.A.,
  as a Co-Agent and as a Lender


By: /s/ Ann Miles
   Title: Vice President



SHAWMUT BANK CONNECTICUT, N.A.


By: /s/ Thomas Heaton
   Title: Vice President



THE BANK OF NOVA SCOTIA


By: /s/ Stephen Lockhart
   Title: Vice President

FIRST INTERSTATE BANK OF CALIFORNIA


By: /s/ Margot Anderson
     Title: Vice President

By: /s/ Garrett Bell
     Title: Vice President



MELLON BANK, N.A.


By: /s/ Timothy J. Somers
   Title: Vice President



THE BANK OF NEW YORK


By: /s/ Joyce Sharaf
   Title: Vice President

                                                                     SCHEDULE II


                            SIGNIFICANT SUBSIDIARIES




Boston Old Colony Insurance Company
The Buckeye Union Insurance Company
Casualty Insurance Company
Commercial Insurance Company of Newark, New Jersey
Continental Lloyd's Insurance Company
The Continental Insurance Company of New Jersey
The Continental Insurance Company of Puerto Rico
The Fidelity and Casualty Company of New York
Firemen's Insurance Company of Newark, New Jersey
First Insurance Company of Hawaii Ltd.
The Glens Falls Insurance Company
Kansas City Fire and Marine Insurance Company
The Mayflower Insurance Company, Ltd.
National-Ben Franklin Insurance Company of Illinois
Niagara Fire Insurance Company
Pacific Insurance Company
The Continental Insurance Company of Canada

                                                                  CONFORMED COPY










                                CREDIT AGREEMENT


                                      among


                          THE CONTINENTAL CORPORATION,


                               The Several Lenders
                        from Time to Time Parties Hereto,


                                  CHEMICAL BANK

                                       and

                                 CITIBANK, N.A.,
                                  as Co-Agents

                                       and

                                 CHEMICAL BANK,
                             as Administrative Agent


                          Dated as of December 30, 1993

                                TABLE OF CONTENTS

                                                                            Page


SECTION 1.  DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . .    1

     1.1   Defined Terms  . . . . . . . . . . . . . . . . . . . . . . . . .    1
     1.2   Other Definitional Provisions  . . . . . . . . . . . . . . . . .   10

SECTION 2.  AMOUNT AND TERMS OF COMMITMENTS . . . . . . . . . . . . . . . .   10

     2.1   Revolving Credit Commitments   . . . . . . . . . . . . . . . . .   10
     2.2   Revolving Credit Notes   . . . . . . . . . . . . . . . . . . . .   11
     2.3   Procedure for Revolving Credit Borrowing   . . . . . . . . . . .   11
     2.4   Extension of Termination Date  . . . . . . . . . . . . . . . . .   11
     2.5   Termination or Reduction of Commitments  . . . . . . . . . . . .   13
     2.6   The CAF Advances   . . . . . . . . . . . . . . . . . . . . . . .   13
     2.7   Procedure for CAF Advance Borrowing  . . . . . . . . . . . . . .   13
     2.8   CAF Advance Payments   . . . . . . . . . . . . . . . . . . . . .   16
     2.9   CAF Advance Notes  . . . . . . . . . . . . . . . . . . . . . . .   16
     2.10  Optional Prepayments   . . . . . . . . . . . . . . . . . . . . .   17
     2.11  Conversion and Continuation Options  . . . . . . . . . . . . . .   17
     2.12  Interest Rates and Payment Dates   . . . . . . . . . . . . . . .   17
     2.13  Facility Fee, Other Fees   . . . . . . . . . . . . . . . . . . .   18
     2.14  Computation of Interest and Fees   . . . . . . . . . . . . . . .   18
     2.15  Inability to Determine Interest Rate   . . . . . . . . . . . . .   19
     2.16  Pro Rata Treatment and Payments  . . . . . . . . . . . . . . . .   19
     2.17  Illegality   . . . . . . . . . . . . . . . . . . . . . . . . . .   20
     2.18  Requirements of Law  . . . . . . . . . . . . . . . . . . . . . .   20
     2.19  Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
     2.20  Indemnity  . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
     2.21  Replacement of Lender  . . . . . . . . . . . . . . . . . . . . .   23

SECTION 3.  REPRESENTATIONS AND WARRANTIES  . . . . . . . . . . . . . . . .   24

     3.1   Financial Condition  . . . . . . . . . . . . . . . . . . . . . .   24
     3.2   Corporate Existence; Compliance with Law   . . . . . . . . . . .   25
     3.3   Corporate Power; Authorization; Enforceable Obligations  . . . .   25
     3.4   No Legal Bar   . . . . . . . . . . . . . . . . . . . . . . . . .   26
     3.5   No Material Litigation   . . . . . . . . . . . . . . . . . . . .   26
     3.6   No Default   . . . . . . . . . . . . . . . . . . . . . . . . . .   26
     3.7   Ownership of Property; Liens   . . . . . . . . . . . . . . . . .   26
     3.8   Intellectual Property  . . . . . . . . . . . . . . . . . . . . .   26
     3.9   Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
     3.10  Federal Regulations  . . . . . . . . . . . . . . . . . . . . . .   27
     3.11  ERISA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
     3.12  Investment Company Act; Other Regulations  . . . . . . . . . . .   27
     3.13  Subsidiaries   . . . . . . . . . . . . . . . . . . . . . . . . .   27
     3.14  Purpose of Loans   . . . . . . . . . . . . . . . . . . . . . . .   27
     3.15  Accuracy and Completeness of Information   . . . . . . . . . . .   27
     3.16  Regulatory Intervention  . . . . . . . . . . . . . . . . . . . .   28

SECTION 4.  CONDITIONS PRECEDENT  . . . . . . . . . . . . . . . . . . . . .   28

     4.1   Conditions to Closing Date   . . . . . . . . . . . . . . . . . .   28
     4.2   Conditions to Each Loan  . . . . . . . . . . . . . . . . . . . .   29

SECTION 5.  AFFIRMATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . .   30

     5.1   GAAP Financial Statements  . . . . . . . . . . . . . . . . . . .   30
     5.2   SAP Financial Statements   . . . . . . . . . . . . . . . . . . .   30
     5.3   Certificates; Other Information  . . . . . . . . . . . . . . . .   31
     5.4   Payment of Obligations   . . . . . . . . . . . . . . . . . . . .   31
     5.5   Conduct of Business and Maintenance of Existence   . . . . . . .   31
     5.6   Maintenance of Property; Insurance   . . . . . . . . . . . . . .   31
     5.7   Inspection of Property; Books and Records; Discussions   . . . .   32
     5.8   Notices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

SECTION 6.  NEGATIVE COVENANTS  . . . . . . . . . . . . . . . . . . . . . .   33

     6.1   Financial Condition Covenants  . . . . . . . . . . . . . . . . .   33
     6.2   Limitation on Liens  . . . . . . . . . . . . . . . . . . . . . .   33
     6.3   Limitation on Fundamental Changes  . . . . . . . . . . . . . . .   33
     6.4   Limitation on Sale of Assets   . . . . . . . . . . . . . . . . .   34

SECTION 7.  EVENTS OF DEFAULT . . . . . . . . . . . . . . . . . . . . . . .   34

SECTION 8.  THE ADMINISTRATIVE AGENT  . . . . . . . . . . . . . . . . . . .   37

     8.1   Appointment  . . . . . . . . . . . . . . . . . . . . . . . . . .   37
     8.2   Delegation of Duties   . . . . . . . . . . . . . . . . . . . . .   37
     8.3   Exculpatory Provisions   . . . . . . . . . . . . . . . . . . . .   37
     8.4   Reliance by Administrative Agent   . . . . . . . . . . . . . . .   38
     8.5   Notice of Default  . . . . . . . . . . . . . . . . . . . . . . .   38
     8.6   Non-Reliance on Administrative Agent and Other Lenders   . . . .   38
     8.7   Indemnification  . . . . . . . . . . . . . . . . . . . . . . . .   39
     8.8   Administrative Agent in Its Individual Capacity  . . . . . . . .   39
     8.9   Successor Administrative Agent   . . . . . . . . . . . . . . . .   39

SECTION 9.  MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . . . .   40

     9.1   Amendments and Waivers   . . . . . . . . . . . . . . . . . . . .   40
     9.2   Notices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40
     9.3   No Waiver; Cumulative Remedies   . . . . . . . . . . . . . . . .   41
     9.4   Survival of Representations and Warranties   . . . . . . . . . .   41
     9.5   Payment of Expenses and Taxes  . . . . . . . . . . . . . . . . .   41
     9.6   Successors and Assigns; Participations and Assignments   . . . .   42
     9.7   Adjustments; Set-off   . . . . . . . . . . . . . . . . . . . . .   44
     9.8   Counterparts   . . . . . . . . . . . . . . . . . . . . . . . . .   45
     9.9   Severability   . . . . . . . . . . . . . . . . . . . . . . . . .   45
     9.10  Integration  . . . . . . . . . . . . . . . . . . . . . . . . . .   45
     9.11  GOVERNING LAW  . . . . . . . . . . . . . . . . . . . . . . . . .   45
     9.12  Submission To Jurisdiction; Waivers  . . . . . . . . . . . . . .   45
     9.13  Acknowledgements   . . . . . . . . . . . . . . . . . . . . . . .   46
     9.14  WAIVERS OF JURY TRIAL  . . . . . . . . . . . . . . . . . . . . .   46
     9.15  Confidentiality  . . . . . . . . . . . . . . . . . . . . . . . .   46


SCHEDULES

Schedule I          Commitment Amounts and Lending Offices
Schedule II         Significant Subsidiaries
Schedule 3.13       Subsidiaries

EXHIBITS

Exhibit A           Form of Revolving Credit Note
Exhibit B           Form of CAF Advance Note
Exhibit C           Form of CAF Advance Confirmation
Exhibit D           Form of CAF Advance Offer
Exhibit E           Form of CAF Advance Request
Exhibit F           Form of Borrowing Certificate
Exhibit G           Form of Opinion of General Counsel
Exhibit H           Form of Assignment and Acceptance

                                    AMENDMENT


          AMENDMENT, dated as of March 30, 1994 (this "Amendment"), to the Credit Agreement, dated as of December 30, 1993 (as amended, supplemented or otherwise modified prior to the date hereof, the "Credit Agreement"), among THE CONTINENTAL CORPORATION, a New York corporation (the "Borrower"), the banks and other financial institutions (the "Lenders") parties thereto, CHEMICAL BANK, a New York banking corporation, and CITIBANK, N.A., as co-agents (each, in such capacity, a "Co-Agent") for the Lenders and CHEMICAL BANK, a New York banking corporation, as administrative agent (in such capacity, the "Administrative Agent") for the Lenders.

                              W I T N E S S E T H :

          WHEREAS, Borrower, the Administrative Agent and the Lenders consenting hereto desire to amend the Credit Agreement as set forth in this Amendment, but only on the terms and subject to the conditions set forth in this Amendment;

          NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Borrower and the Administrative Agent hereby agree as follows:

          1. Definitions. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein as therein defined.

          2. Amendments. (a) Subsection 1.1 is hereby amended by inserting, at the end of the definition of "Indebtedness" therein, the following new proviso:

     "provided, that up to $500,000,000 of obligations of the Borrower and its Subsidiaries under reverse repurchase agreements and dollar reverse repurchase transactions entered into in the ordinary course of business for the purpose of managing their investment portfolios shall not be deemed Indebtedness hereunder".

          (b) Subsection 6.4 of the Credit Agreement is hereby amended by deleting clause (c) thereof and substituting in lieu thereof a new clause (c) to read in its entirety as follows:

          "(c) the sale or other disposition of any property, provided that both (i) the aggregate book value of all assets so sold or disposed of shall not constitute more than 10% in book value of the consolidated total assets of the Borrower and its Subsidiaries as at December 31, 1992 or, if later, the end of the most recent fiscal year of the Borrower for which financial statements have been (or were required to be) delivered pursuant to subsection 5.1(a), and (ii) the portion, contributed by such assets so sold or disposed of, of the consolidated income from continuing operations of the Borrower and its Subsidiaries for the most recent fiscal year of the Borrower for which financial statements have been (or were required to be) delivered pursuant to subsection 5.1(a) shall not, in the aggregate, be 10% or more of the average consolidated income from continuing operations of the Borrower and its Subsidiaries for the fiscal years ended December 31, 1988, 1989, 1990, 1991 and 1992; and".

          3. Effectiveness. This Amendment shall become effective upon receipt by the Administrative Agent of evidence satisfactory to the Administrative Agent that this Amendment has been executed and delivered by the Borrower and consented to in writing by the Required Lenders.

          4. Representations and Warranties. To induce the Administrative Agent to enter into and the Lenders to consent to this Amendment, the Borrower hereby represents and warrants to the Agent and the Lenders that, after giving effect to the amendments provided for herein, the representations and warranties contained in the Credit Agreement and the other Loan Documents will be true and correct in all material respects as if made on and as of the date hereof and that no Default or Event of Default will have occurred and be continuing.

          5. No Other Amendments. Except as expressly amended hereby, the Credit Agreement, the Notes and the other Loan Documents shall remain in full force and effect in accordance with their respective terms, without any waiver, amendment or modification of any provision thereof.

          6.   Counterparts.   This Amendment may be executed by one or more of
the parties hereto on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

          7. Applicable Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first above written.

                               THE CONTINENTAL CORPORATION


                               By:__________________________
                                  Title:


                               CHEMICAL BANK, as Administrative Agent


                               By:_______________________________
                                  Title:



          The undersigned Lenders hereby consent and agree to the foregoing
Amendment:

                               CHEMICAL BANK


                               By:_______________________________
                                  Title:

                               CITIBANK, N.A.


                               By:_______________________________
                                  Title:


                               SHAWMUT BANK OF CONNECTICUT, N.A.


                               By:_______________________________
                                  Title:


                               THE BANK OF NOVA SCOTIA


                               By:_______________________________
                                  Title:


                               FIRST INTERSTATE BANK OF CALIFORNIA


                               By:_______________________________
                                  Title:


                               MELLON BANK, N.A.


                               By:_______________________________
                                  Title:


                               THE BANK OF NEW YORK


                               By:_______________________________
                                  Title:

                                SECOND AMENDMENT


          SECOND AMENDMENT, dated as of June 30, 1994 (this "Amendment"), to the Credit Agreement, dated as of December 30, 1993 (as amended, supplemented or otherwise modified prior to the date hereof, the "Credit Agreement"), among THE CONTINENTAL CORPORATION, a New York corporation (the "Borrower"), the banks and other financial institutions (the "Lenders") parties thereto, CHEMICAL BANK, a New York banking corporation, and CITIBANK, N.A., as co-agents (each, in such capacity, a "Co-Agent") for the Lenders and CHEMICAL BANK, a New York banking corporation, as administrative agent (in such capacity, the "Administrative Agent") for the Lenders.

                              W I T N E S S E T H :

          WHEREAS, Borrower, the Administrative Agent and the Lenders consenting hereto desire to amend the Credit Agreement as set forth in this Amendment, but only on the terms and subject to the conditions set forth in this Amendment;

          NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Borrower and the Administrative Agent hereby agree as follows:

          1. Definitions. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein as therein defined.

          2. Amendments. (a) Subsection 1.1 is hereby amended by inserting, at the end of the definition of "Consolidated Capital" therein, the following:

     ", excluding all amounts which would be set forth opposite the heading "Net Unrealized Appreciation (Depreciation) of Investments" (or similar heading) on such balance sheet".

(b) Subsection 6.1(b) is hereby amended to read in its entirety as follows:

     "(b) Debt to Capital Ratio. Permit the ratio (expressed as a percentage) of (i) Consolidated Total Indebtedness of the Borrower to (ii) the sum of Consolidated Capital of the Borrower and Consolidated Total Indebtedness of the Borrower, to exceed, at any time 40%."

          3. Effectiveness. This Amendment shall become effective upon receipt by the Administrative Agent of evidence satisfactory to the Administrative Agent that this Amendment has been executed and delivered by the Borrower and consented to in writing by the Required Lenders.

          4. Representations and Warranties. To induce the Administrative Agent to enter into and the Lenders to consent to this Amendment, the Borrower hereby represents and warrants to the Agent and the Lenders that, after giving effect to the amendments provided for herein, the representations and warranties contained in the Credit Agreement and the other Loan Documents will be true and correct in all material respects as if made on and as of the date hereof and that no Default or Event of Default will have occurred and be continuing.

          5. No Other Amendments. Except as expressly amended hereby, the Credit Agreement, the Notes and the other Loan Documents shall remain in full force and effect in accordance with their respective terms, without any waiver, amendment or modification of any provision thereof.

          6.   Counterparts.   This Amendment may be executed by one or more of
the parties hereto on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

          7. Applicable Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first above written.

                               THE CONTINENTAL CORPORATION


                               By:__________________________
                                  Title:


                               CHEMICAL BANK, as Administrative Agent


                               By:_______________________________
                                  Title:



          The undersigned Lenders hereby consent and agree to the foregoing
Amendment:

                               CHEMICAL BANK


                               By:_______________________________
                                  Title:


                               CITIBANK, N.A.


                               By:_______________________________
                                  Title:


                               SHAWMUT BANK OF CONNECTICUT, N.A.


                               By:_______________________________
                                  Title:

                               THE BANK OF NOVA SCOTIA


                               By:_______________________________
                                  Title:


                               FIRST INTERSTATE BANK OF CALIFORNIA


                               By:_______________________________
                                  Title:


                               MELLON BANK, N.A.


                               By:_______________________________
                                  Title:


                               THE BANK OF NEW YORK


                               By:_______________________________
                                  Title:

                                 THIRD AMENDMENT


          THIRD AMENDMENT, dated as of September 29, 1994 (this "Amendment"), among:

          (i) THE CONTINENTAL CORPORATION, a New York corporation (the "Borrower");

          (ii) the banks and other financial institutions listed as Lenders on the signature pages hereof (the "Lenders");

          (iii) CHEMICAL BANK, and CITIBANK, N.A., as co-agents (each, in such capacity, a "Co-Agent") for the Lenders; and

          (iv) CHEMICAL BANK, as administrative agent (in such capacity, the "Administrative Agent") for the Lenders,

amending the Credit Agreement, dated as of December 30, 1993 (as amended, supplemented or otherwise modified prior to the date hereof, the "Credit Agreement") among the Borrower, the banks and financial institutions parties thereto as Lenders on the date hereof (the "Existing Lenders"), the Co-Agents and the Administrative Agent.

                              W I T N E S S E T H :

          WHEREAS, the Borrower has requested the Existing Lenders to agree to amend the Credit Agreement to, among other things, increase the Commitments thereunder and extend the Termination Date to December 31, 1995 (as each of such terms is defined in the Credit Agreement) and change certain pricing provisions thereof as set forth in this Third Amendment;

          WHEREAS, certain of the Existing Lenders are willing to agree to the amendments requested by the Company, and the other Existing Lenders, each of which is listed as an "Exiting Lender" on Annex A to this Third Amendment (individually, an "Exiting Lender", and collectively, the "Exiting Lenders"), will cease to be Lenders under the Credit Agreement on the Effective Date (as defined in Section 7 of this Third Amendment); and

          WHEREAS, certain financial institutions that are not now Lenders parties to the Credit Agreement, each of which is listed as a "New Lender" on Annex A to this Third Amendment (individually, a "New Lender", and collectively, the "New Lenders"), will become Lenders on the Effective Date, and the amounts of the Commitments (as defined in the Credit Agreement) of certain of the Existing Lenders under the Credit Agreement will change on the Effective Date;

          NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Borrower, the Lenders, the Co-Agents and the Administrative Agent hereby agree as follows:

          1. Definitions. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein as therein defined.

          2. Amendments to Subsection 1.1. (a) Subsection 1.1 is hereby amended by deleting the definition of "Termination Date" and inserting the following definitions in the correct alphabetical order:

          "Applicable Margin": with respect to each day during each Interest Period relating to Eurodollar Loans, a rate per annum based on the Ratings in effect on such day, in each case as set forth below:


     Ratings              BBB+/Baa1        BBB/Baa2
     S&P/Moody's          or Higher        or Lower

     Applicable Margin      .50%           .625%
     (Prior to 4/1/95)

     Applicable Margin      .75%           .875%
     (From and After
     4/1/95)

     In the event that the Ratings for the two Rating Agencies do not coincide on any day, or there shall be no Rating in effect by an Rating Agency on any day, the Applicable Margin set forth above opposite the lower Rating shall be applicable on such day.

          "Applicable Facility Fee Rate": for each day during each quarterly calculation period, a rate per annum based on the Ratings in effect on such day, as set forth below:


     Ratings              BBB+/Baa1        BBB/Baa2
     S&P/Moody's          or Higher        or Lower

     Facility Fee           .25%            .375%

     In the event that the Ratings for the two Rating Agencies do not coincide on any day, or there shall be no Rating in effect by an Rating Agency on any day, the Applicable Facility Fee Rate set forth above opposite the lower Rating shall be applicable on such day.

          "Rating": with respect to each Rating Agency, the publicly-available rating by such Rating Agency of the Borrower's senior, long-term, unsecured, non credit-enhanced debt.

          "Rating Agencies": the collective reference to Standard & Poor's Ratings Group ("S&P") and Moody's Investors Service, Inc. ("Moody's").

          "Termination Date":  December 31, 1995.

          "Third Amendment Effective Date": the date which is the "Effective Date" under (and as defined in) the Third Amendment, dated as of September 29, 1994, to this Agreement.

          3.   Other Amendments.

     (a) Subsection 2.12 is hereby amended by deleting clause (a) thereof and substituting in lieu thereof a new clause (a) to read in its entirety as follows:

          "(a) Each Eurodollar Loan shall bear interest for each day during each Interest Period with respect thereto at a rate per annum equal to the Eurodollar Rate determined for such day plus (i) until the Third Amendment Effective Date, 0.4375% and (ii) from and after the Third Amendment Effective Date, the Applicable Margin."

     (b) Subsection 2.13 is hereby amended by deleting clause (a) thereof and substituting in lieu thereof a new clause (a) to read in its entirety as follows:

     "(a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee for the period from and including the first day of the Commitment Period to the Termination Date, computed
     (i) until the Third Amendment Effective Date, at the rate of 0.1875% per annum and (ii) from and after the Third Amendment Effective Date, at the Applicable Facility Fee Rate, in each case on the average daily amount of the Commitment of such Lender during the period for which payment is made. Facility fees shall be payable quarterly in arrears on the last day of each March, June, September and December and on the Termination Date or such earlier date on which the Commitments shall terminate as provided herein, commencing on the first of such dates to occur after the date hereof."

     (c) Subsection 2.4 is hereby deleted in its entirety and the following is hereby inserted in lieu thereof:

     "2.4  [Reserved]"

     (d) Subsection 3.1 is hereby amended to read in its entirety as follows:
          "3.1 Financial Condition. (a) The consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at December 31, 1992 and December 31, 1993 and the related consolidated statements of income and of cash flows for the fiscal years ended on such dates, reported on by KPMG Peat Marwick, copies of which have heretofore been furnished to each Lender, present fairly the consolidated financial condition of the Borrower and its consolidated Subsidiaries as at such dates, and the consolidated results of their operations and their consolidated cash flows for the fiscal years then ended. The unaudited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at June 30, 1994 and the related unaudited consolidated statements of income and of cash flows for the six-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to each Lender, present fairly the consolidated financial condition of the Borrower and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the six-month period then ended (subject to normal year-end audit adjustments). All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as approved by such accountants or Responsible Officer, as the case may be, and as disclosed therein). Since December 31, 1993 there has been no development or event which has had or would reasonably be expected to have a Material Adverse Effect.

          (b) The consolidated Statutory Statement of CIC and its affiliated fire and casualty insurers, as filed with the appropriate Governmental Authority of the jurisdiction of CIC's domicile, as of and for the fiscal years ended December 31, 1992 and December 31, 1993, and the Statutory Statements of each of the Reporting Insurance Subsidiaries, as filed with the appropriate Governmental Authority of the jurisdiction of such Reporting Insurance Subsidiary's domicile, as of and for the fiscal years ended December 31, 1992 and December 31, 1993, copies of which have been heretofore delivered to each Lender, have been prepared in accordance with SAP applied on a consistent basis. The Statutory Statement of each of the Reporting Insurance Subsidiaries, as filed with the appropriate Governmental Authority of the jurisdiction of such Reporting Insurance Subsidiary's domicile, as of and for the fiscal quarters ended March 31, 1993 and June 30, 1993, copies of which have been heretofore delivered to each Lender, have been prepared in accordance with SAP applied on a consistent basis. Such Statutory Statements fairly present the financial condition, results of operations, changes in surplus and cash flow of CIC and its affiliated fire and casualty insurers or such Reporting Insurance Subsidiaries, as the case may be, as of and for the respective dates and periods indicated therein in accordance with SAP applied on a consistent basis. Since December 31, 1993 there has been no development or event which has had or would reasonably be expected to have a Material Adverse Effect."

     (e) Subsection 6.4 of the Credit Agreement is hereby amended by deleting clauses (a) and (c) thereof and substituting in lieu thereof new clauses (a) and (c) to read in their entirety as follows:

          "(a) the sale or other disposition of all of the Capital Stock of, or all or substantially all of the assets of, Continental Canada and Casualty Insurance, and other discontinued operations publicly disclosed prior to December 30, 1993;"

          "(c) the sale or other disposition of any property, provided that both (i) the aggregate book value of all assets so sold or disposed of since December 31, 1993 shall not constitute more than 10% in book value of the consolidated total assets of the Borrower and its Subsidiaries as at December 31, 1992 or, if later, the end of the most recent fiscal year of the Borrower for which financial statements have been (or were required to be) delivered pursuant to subsection 5.1(a) of the Credit Agreement, and (ii) the portion, contributed by such assets so sold or disposed of since December 31, 1993, of the consolidated income from continuing operations of the Borrower and its Subsidiaries for the most recent fiscal year of the Borrower for which financial statements have been (or were required to be) delivered pursuant to subsection 5.1(a) of the Credit Agreement shall not, in the aggregate, be 10% or more of the average consolidated income from continuing operations of the Borrower and its Subsidiaries for the fiscal years ended December 31, 1988, 1989, 1990, 1991 and 1992."

     (f) Paragraph (j) of Section 7 of the Credit Agreement is hereby amended by deleting clause (i)(A) thereof and substituting in lieu thereof the following new clause (i)(A):

     "(A) shall have acquired beneficial ownership of shares of any class or classes of Capital Stock having ordinary voting power in the election of directors of the Borrower voting together with any other outstanding class or classes of Capital Stock, which shares represent 25% or more of the voting power of such combined classes,"

     (g) Part A of Schedule I to the Credit Agreement is hereby amended to read in its entirety as set forth in Schedule I to this Amendment. Part B of
Schedule I to the Credit Agreement will be revised by the Administrative Agent based upon information provided to it by the Lenders on or after the Effective Date. Part B, as so revised, will be included in the conformed copy to this Amendment to be distributed to the Lenders after the Effective Date.

          4. New Lenders; Exiting Lenders. (a) As of the Effective Date, the New Lenders shall become Lenders parties to the Credit Agreement and this Amendment, and the terms "Lender" and "Lenders" as used in the Credit Agreement shall be deemed to include each New Lender. Each New Lender (i) hereby appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Credit Documents as provided by the terms thereof and in accordance with
Section 11 of the Credit Agreement and (ii) agrees that as of the Effective Date it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement and the other Credit Documents are required to be performed by it as a Lender. As of the Effective Date, each New Lender shall have all the rights of a Lender under the Credit Agreement.

     (b) As of the Effective Date, the Commitments of each of the Exiting Lenders shall be terminated, and the Exiting Lenders shall no longer be parties to the Credit Agreement, provided that any indemnities or other agreements under the Credit Agreement or any other Credit Document which by their terms survive repayment of amounts payable thereunder shall survive repayment pursuant hereto with respect to the Exiting Lenders.

          5. Loan Refunding. (a) Each Loan, if any, outstanding on the Effective Date prior to the effectiveness of this Third Amendment shall be repaid on the Effective Date to the Administrative Agent for the account of the Existing Lender to which such Loan is owed, in each case in accordance with the Credit Agreement as in effect prior to the effectiveness of this Third Amendment. Loans in the aggregate amount requested by the Borrower in accordance with the Credit Agreement, if any, shall be made by the Lenders (as defined after giving effect to this Third Amendment) on the Effective Date in accordance with the Credit Agreement as amended by this Third Amendment.

     (b) Each repayment pursuant to clause (a) above shall be accompanied by payment in full to each Existing Lender by the Borrower of (i) all accrued interest owed to such Existing Lender by the Borrower under the Credit Agreement and (ii) all unpaid amounts, if any, required to be paid to such Existing Lender by the Borrower pursuant to the Credit Agreement (which, for purposes hereof, shall include payment of all fees, including facility fees, accrued for the account of such Existing Lender pursuant to subsection 2.13 of the Credit Agreement before giving effect to this Third Amendment).

          6. Certain Fees. On the Effective Date, the Borrower shall pay to the Administrative Agent, for the account of the Co-Agents and the Lenders, as the case may be, such fees as shall have been agreed upon by the Borrower, the Co-Agents and the Lenders. The Administrative Agent shall distribute such fees to the Lenders and Co-Agents entitled thereto.

          7. Effectiveness. This Amendment shall become effective on the date (the "Effective Date") of satisfaction of the following conditions precedent:

          (a) the Administrative Agent shall have received counterparts of this Third Amendment, duly executed and delivered by all the parties listed on the signature pages hereto;

          (b) each Existing Lender the Commitment of which will have changed upon the effectiveness of this Third Amendment shall have received replacement Notes, in the forms specified by the Credit Agreement, duly executed and delivered by the Borrower;

          (c) each New Lender shall have received Notes, in the forms specified by the Credit Agreement, duly executed and delivered by the Borrower;

          (d) the Administrative Agent shall have received an opinion of the Borrower's General Counsel, substantially in the form of Annex B to this Amendment;

          (e) the interest, fees and other amounts required by Sections 5 and 6 hereof to be paid to the Administrative Agent shall have been paid; and

          (f) all corporate and other proceedings and all other documents and legal matters in connection with the transactions contemplated by this Third Amendment shall be satisfactory in form and substance to the Administrative Agent and its counsel.

          8. Representations and Warranties. To induce the Administrative Agent to enter into and the Lenders to consent to this Amendment, the Borrower hereby represents and warrants to the Agent and the Lenders that, after giving effect to the amendments provided for herein, the representations and warranties contained in the Credit Agreement and the other Loan Documents will be true and correct in all material respects as if made on and as of the date hereof and that no Default or Event of Default will have occurred and be continuing.

          9. No Other Amendments. Except as expressly amended hereby, the Credit Agreement, the Notes and the other Loan Documents shall remain in full force and effect in accordance with their respective terms, without any waiver, amendment or modification of any provision thereof.

          10.  Counterparts.   This Amendment may be executed by one or more of
the parties hereto on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

          11. Applicable Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first above written.

                               THE CONTINENTAL CORPORATION

                               By:__________________________
                                  Title:


                               CHEMICAL BANK, as Administrative Agent and a Co-Agent


                               By:_______________________________
                                  Title:


                               CITIBANK, N.A., as a
                               Co-Agent


                               By:_______________________________
                                  Title:


                               THE LENDERS:


                               CHEMICAL BANK


                               By:_______________________________
                                  Title:


                               CITIBANK, N.A.


                               By:_______________________________
                                  Title:


                               SHAWMUT BANK CONNECTICUT, N.A.


                               By:_______________________________
                                  Title:


                               THE BANK OF NOVA SCOTIA


                               By:_______________________________
                                  Title:

                               FIRST INTERSTATE BANK OF CALIFORNIA


                               By:_______________________________
                                  Title:


                               MELLON BANK N.A.


                               By:_______________________________
                                  Title:


                               THE BANK OF NEW YORK


                               By:_______________________________
                                  Title:


                               BARCLAYS BANK PLC, NEW YORK BRANCH


                               By:_______________________________
                                  Title:


                               DEUTSCHE BANK, AG, NEW YORK BRANCH
                                AND/OR CAYMAN ISLANDS BRANCH


                               By:_______________________________
                                  Title:


                               CREDIT LYONNAIS NEW YORK BRANCH


                               By:_______________________________
                                  Title:

                               THE FUJI BANK, LIMITED, NEW YORK
                                BRANCH


                               By:_______________________________
                                  Title:


                               THE FIRST NATIONAL BANK OF CHICAGO


                               By:_______________________________
                                  Title:

                                                                      SCHEDULE I

Commitments;
Lending Offices and Addresses

A. Commitment Amounts and Percentages



                Lender                   Commitment          Commitment
                                                             Percentage

 Chemical Bank                           $37,500,000           17.86%

 Citibank, N.A.                          $30,000,000           14.29%
 Shawmut Bank Connecticut, N.A.          $27,500,000           13.10%

 First Interstate Bank of California     $25,000,000           11.91%

 Credit Lyonnais New York Branch         $20,000,000           9.52%
 Mellon Bank N.A.                        $20,000,000           9.52%

 The Bank of New York                    $10,000,000           4.76%

 Barclays Bank PLC, New York Branch      $10,000,000           4.76%
 Deutsche Bank, AG, New York Branch      $10,000,000           4.76%
 and/or Cayman Islands Branch

 The First National Bank of Chicago      $10,000,000           4.76%

 The Fuji Bank, Limited, New York        $10,000,000           4.76%
 Branch
 TOTAL                                  $210,000,000    100.000000000000000%


                                                                         ANNEX A
                         EXITING LENDERS AND NEW LENDERS


Exiting Lenders

The Bank of Nova Scotia


New Lenders

Credit Lyonnais New York Branch
Barclays Bank PLC, New York Branch
Deutsche Bank, AG, New York Branch and/or Cayman Islands Branch
The First National Bank of Chicago
The Fuji Bank, Limited, New York Branch

                                                                         ANNEX B


                     FORM OF OPINION OF COUNSEL TO BORROWER



                                                          , 1994




Chemical Bank, as Administrative Agent
270 Park Avenue
New York, New York  10017

And each of the Lenders
     parties to the Credit Agreement referred to below

     I am Senior Vice President, General Counsel and Secretary of The Continental Corporation, a New York corporation (the "Borrower"), and have acted as counsel to the Borrower in connection with [(a)] the Third Amendment, dated as of September 29, 1994 (the "Third Amendment") to the Credit Agreement, dated as of December 30, 1993 (as amended, including pursuant to the Third Amendment, the "Credit Agreement"), among the Borrower, the lenders parties thereto (the "Lenders"), Chemical Bank and Citibank, N.A., as co-agents, and Chemical Bank, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"),[ and (b) the Notes delivered pursuant to the Credit Agreement on the date hereof].

     The opinions expressed below are furnished to you pursuant to Section 7 of the Third Amendment. Unless otherwise defined herein, terms defined in, or by reference in, the Third Amendment and used herein shall have the meanings given to them in the Third Amendment.

     In arriving at the opinions expressed below,

     (a) I have examined and relied on the originals, or copies certified or otherwise identified to my satisfaction, of each of (1) the Credit Agreement and all amendments thereto, including the Third Amendment, (2) the Revolving Credit Notes delivered the date hereof and (3) the CAF Advance Notes delivered the date hereof (the Credit Agreement, the Third Amendment, such Revolving Credit Notes and such CAF Advance Notes being hereinafter referred to collectively as the "Transaction Documents"); and

     (b) I have examined such corporate documents and records of the Borrower and such other instruments and certificates of public officials, officers and representatives of the Borrower and other Persons as I have deemed reasonably necessary or appropriate for the purposes of this opinion.

     In arriving at the opinions expressed below, I have made such investigations of law, in each case as I have deemed reasonably appropriate as a basis for such opinions.

     In rendering the opinions expressed below, I have assumed, with your permission, without independent investigation or inquiry, (a) the authenticity of all documents submitted to me as originals, (b) the genuineness of all signatures on all documents that I examined (other than those of the Borrower and officers of the Borrower) and (c) the conformity to authentic originals of documents submitted to me as certified, conformed or photostatic copies.

     When my opinions expressed below are stated "to the best of my knowledge," I have made reasonable investigation of the subject matters of such opinions and have no reason to believe that there exist any facts or other information that would render such opinions incorrect.

     Based upon and subject to the foregoing, I am of the opinion that:

     1. The Borrower (a) is duly organized, validly existing and in good standing under the laws of the State of New York, (b) has the corporate power and authority and the legal right to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged and (c) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except, in the case of clauses (b) and (c) of this paragraph, to the extent that the failure to have such power, authority and legal right or to be so qualified would not, in the aggregate, be reasonably expected to have a Material Adverse Effect.

     2. The Borrower has the corporate power and authority, and the legal right, to make, deliver and perform its obligations under the Credit Agreement and each of the other Transaction Documents to which it is a party and to borrow under the Credit Agreement. The Borrower has taken all necessary corporate action to authorize the borrowings on the terms and conditions of the Credit Agreement and the other Transaction Documents and to authorize the execution, delivery and performance of the Credit Agreement and the other Transaction Documents to which it is a party. No consent or authorization of, approval by, notice to, filing with or other act by or in respect of any Governmental Authority or any other Person is required in connection with the borrowings under the Credit Agreement or with the execution, delivery, performance, validity or enforceability of the Credit Agreement and the other Transaction Documents.

     3. Each of the Credit Agreement and the other Transaction Documents to which the Borrower is a party has been duly executed and delivered on behalf of the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms.

     4. The execution and delivery of the Credit Agreement and the other Transaction Documents to which the Borrower is a party, the performance by the Borrower of its obligations thereunder, the consummation of the transactions contemplated thereby, the compliance by the Borrower with any of the provisions thereof, the borrowings under the Credit Agreement and the use of proceeds thereof, all as provided therein, (a) will not violate, or constitute a default under, any Requirement of Law or, to the best of my knowledge, any Contractual Obligations of the Borrower or of any of its Subsidiaries and (b) will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues which, in the case of clauses (a) and
(b) of this paragraph, would reasonably be expected to have a Material Adverse Effect.

     5. To the best of my knowledge, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or threatened by or against the Borrower or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to the Credit Agreement or any of the other Transaction Documents, or (b) which could have a Material Adverse Effect. To the best of my knowledge, no Governmental Authority having jurisdiction over the business of any Insurance Subsidiary has taken any action or commenced any proceeding to exercise control over the business or operations of such Insurance Subsidiary, or to cause such Insurance Subsidiary to take any action which would reasonably be expected to have a Material Adverse Effect, and to the best of my knowledge no such action or proceeding has been threatened by any Governmental Authority.

     6. To the best of my knowledge, neither the Borrower nor any of its Subsidiaries is in default under or with respect to any Requirements of Law or Contractual Obligations in any respect which would be reasonably expected to have a Material Adverse Effect.

     7. The Borrower is not (a) an "investment company," or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended, or (b) a "holding company" as defined in, or otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.

     My opinion set forth in paragraph 3 above is subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

     I am a member of the bar of the State of New York and I express no opinion as to the laws of any jurisdiction other than the Federal laws of the United States of America.

                                    Very truly yours,



                                    William F. Gleason, Jr.
                                    Senior Vice President, General Counsel and
                                    Secretary