Form 10-Q/A
period 1994-09-30
CONTINENTAL CORP
filed 1995-02-22
CIK 24011

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q\A

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

                            Yes  X          No

     The number of shares outstanding of each of the issuer's classes of common stock as of February 10, 1995 is as follows:

                      55,487,419 shares of Common Stock



                              Page 1 of  Pages





                       AMENDMENT TO APPLICATION OR REPORT
                 filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934


                         THE CONTINENTAL CORPORATION


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 as set forth in the pages attached hereto:

Part 1 - Financial Information

       Item 1 - Financial Statements

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

Signature





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

Assets:
Investments:
  Fixed Maturities Available-for-Sale
  at Fair Value  (Amortized Cost:
  1994-$6,292.3; 1993-$6,615.9)           $ 6,068.5            $ 6,916.4
Equity Securities Available-for-Sale
  at Fair Value  (Cost: 1994-$575.4;
  1993-$600.0)                                728.9                759.1
Other Long-Term Investments at Fair Value
  (Cost: 1994-$609.9; 1993-$387.9)            616.7                395.9
Other Short-Term Investments                  364.5              1,071.0
     Total Investments                      7,778.6              9,142.4
Cash and Cash Equivalents                      92.2                 58.5
Premiums Receivable                         1,516.2              1,021.0
Accrued Interest and Dividends                112.1                160.7
Reinsurance Receivables                     3,247.6              3,152.9
Prepaid Reinsurance Premiums                  497.7                321.5
Reinsurance Recoverable                       327.8                329.0
Deferred Policy Acquisition Costs             476.3                494.0
Property and Equipment, Net                   450.1                463.5
Deferred Tax Asset                            449.4                 41.7
Other Assets                                  863.8                870.6
Net Assets of Discontinued Operations          69.6                 84.6
     Total Assets                         $15,881.4            $16,140.4

Liabilities:
Outstanding Losses and Loss Expenses      $ 9,686.3            $ 9,068.7
Unearned Premiums                           2,514.0              2,409.7
Short-Term Debt                               190.7                229.1
Long-Term Debt                                777.7                774.4
Accounts Payable and Accrued Expenses         109.9                107.9
Accrued Employee Benefits                     306.5                308.3
Other Liabilities                             920.8              1,059.2
     Total Liabilities                     14,505.9             13,957.3

Commitments and Contingencies                  -                    -

Shareholders' Equity:
Preferred Stock  - $4 par value                 0.3                  0.3
Common Stock   - $1 par value                  65.7                 65.7
Paid-in Capital                               613.2                613.2
Retained Earnings                           1,220.8              1,612.5
Net Unrealized Appreciation
  (Depreciation) of Investments               (89.3)               322.1
Cumulative Foreign Currency Translation
  Adjustment                                  (69.8)               (61.1)
Common Stock in Treasury at Cost             (365.4)              (369.6)
     Total Shareholders' Equity             1,375.5              2,183.1
     Total Liabilities, Commitments and
       Contingencies and Shareholders'
       Equity                             $15,881.4            $16,140.4

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

Adjustments to Reconcile Income (Loss)
     from Continuing
  Operations to Net Cash Provided from
     (Used in)
  Continuing Operating Activities:
    Realized Capital Gains                      (21.4)        (114.2)
    Outstanding Losses and Loss Expenses        617.6          (66.3)
    Unearned Premiums                           104.3          169.4
    Premiums Receivable                        (495.2)        (752.8)
    Reinsurance Recoverable                       1.2           95.2
    Prepaid Reinsurance Premiums               (176.2)         (32.5)
    Reinsurance Receivables                     (94.7)          94.6
    Deferred Tax Asset                         (245.7)          (4.2)
    Depreciation and Amortization                38.1           28.5
    Other-Net                                   (69.2)          58.7
Net Cash Used in Continuing Operating
     Activities                                (744.1)        (392.5)
Net Cash Provided from Discontinuing
     Operating Activities                        27.0          106.2
                                               (717.1)        (286.3)

Cash Flows From Investing Activities:
Net Purchase of Property and Equipment          (24.7)         (31.0)
Cost of Investments Purchased                (3,635.8)      (5,045.3)
Proceeds from Investments Sold                3,460.0        4,927.2
Proceeds from Investments Matured               529.6          590.9
Net (Increase) Decrease in Long-Term
  Investments                                  (222.0)         153.6
Net Decrease (Increase) in Short-Term
  Investments                                   706.5          (66.3)
Net Cash Provided from Investing Activities     813.6          529.1


Cash Flows From Financing Activities:
Proceeds from Treasury Shares Sold                4.2            8.2
Dividends to Shareholders                       (28.4)         (44.6)
Issuance of Long-Term Debt                         -           150.0
Decrease in Short-Term Debt                     (38.4)         (52.4)
Retirement of Debt                                 -          (281.7)
Other Increase in Long-Term Debt                 (0.2)          (3.8)
Net Cash Used in Financing Activities           (62.8)        (224.3)


Net Increase in Cash and Cash Equivalents        33.7           18.5
Cash and Cash Equivalents at Beginning of
  Year                                           58.5          111.5
Cash and Cash Equivalents at End of Period     $ 92.2        $ 130.0



See Notes to Consolidated Financial Statements.






                         THE CONTINENTAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
The consolidated financial statements include The Continental Corporation and its majority-owned subsidiaries (collectively, "Continental"). These financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates. In the opinion of management, all material adjustments have been made. All adjustments recorded in Continental's interim statements are of a normal recurring nature except for the third quarter charges to establish, for the first time, loss and loss expense reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims, the related reinsurance receivables charge on environmental IBNR, and the first and third quarter restructuring charges. Certain reclassifications have been made to the prior years' financial information to conform to the 1994 presentation

Note 2:  Investments
Fixed maturities available-for-sale consist of bonds and preferred stocks, presented at fair value, that management may not hold until maturity. Equity securities available-for-sale are comprised of common stocks and nonredeemable preferred stocks which are reported at fair value.

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


Note 11: Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims Prior to the third quarter of 1994, Continental did not establish reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims (Environmental IBNR) because the existence of significant uncertainties, (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language), and the absence of standard techniques to measure exposure did not allow ultimate liabilities to be reasonably estimated in accordance with accepted actuarial standards.

While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for unreported environmental claims, it has concluded that different measurement techniques, based on industry averages, for estimating a reserve for unreported environmental claims have been sufficiently developed, and accepted in the industry, to permit Continental to determine a reasonable gross estimate for Environmental IBNR. However, due to the continuing level of uncertainty involved with environmental exposures, Continental may incur future charges for incurred but not reported environmental claims which may be material to Continental's financial position, results of operations or liquidity.

Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves of $790 million for asbestos-related, other toxic tort and environmental pollution claims. At September 30, 1994 the gross undiscounted reported environmental reserves for losses and loss expenses (Environmental Claims) were $310 million ($268 million at September 30, 1993) and a gross undiscounted environmental reserve of $480 million was established for losses and loss expenses for Environmental IBNR
($0 at September 30, 1993). The $310 million represents Continental's current best estimate for reported Environmental Claims. The $480 million represents Continental's best estimate for its unreported Environmental Claims, using a measurement technique believed to be reasonable, based upon information currently available. However, it is not possible at this time to estimate the amount of additional liability related to the unreported Environmental Claims that is at least reasonably possible to exist.

Included in Continental's reinsurance asset are amounts due for reported Environmental Claims of $139 million at September 30, 1994 ($120 million at September 30, 1993). A reinsurance asset of $80 million was recorded in conjunction with the establishment of the Environmental IBNR, but was fully reserved for as not recoverable due to the degree of uncertainty in the collectibility of such amounts.

The technique utilized by Continental involves measuring total net reserves for reported Environmental Claims and Environmental IBNR in terms of the number of years such reserves could fund the net annual payments for these claims. Such technique is consistent with that utilized by an insurance rating agency and by the actuarial profession in some of its discussion papers for its preliminary work with respect to such liabilities. At the end of 1992, the industry was at a net environmental reserve to net environmental paid ratio ("Survival Ratio") of six times such paid losses, which had been increasing and was expected to continue to increase further. Continental's net environmental claims reserves would comprise approximately nine times its historical average net paid losses and loss expenses for these claims.

Net losses and loss expenses include charges for reported Environmental Claims and Environmental IBNR of $556 million and $31 million for the first nine months of 1994 and 1993, respectively. The increase is primarily related to the establishment of the Environmental IBNR.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-related product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

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

Summary: The net result for the first nine months of 1994
included a $403 million loss from continuing operations and $40 million of income from discontinued operations. The loss from continuing operations included the following: a $400 million charge to establish, for the first time, loss and loss expense reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims ("Environmental
IBNR") (see "Asbestos-Related, Other Toxic Tort and Environmental
Pollution Claims") and a $164 million charge for reinsurance receivables and other assets partially offset by $34 million of returned reinsurance premiums and a $258 million tax benefit resulting from the first nine months of 1994 pretax loss and an increase in Continental's effective tax rate (see "Results of
Operations - Income Taxes").  The $164 million charge for
reinsurance receivables and other assets included an $80 million charge for a provision for future uncollectible reinsurance
receivables on Environmental IBNR (the "Reinsurance Receivables
Charge") (see "Asbestos-Related, Other Toxic Tort and
Environmental Pollution Claims"), a $31 million charge for an additional provision for uncollectible premiums receivable (the
"Premiums Receivable Charge"), and a $53 million provision for
other assets.   The Premiums Receivable Charge was a result of a
review of premiums receivable completed in the third quarter of 1994, which included an assessment of the effects of declining books of business subject to premium accrual.  The charge for other assets includes a $27 million write-off of unreconciled intercompany balances, as a result of an investigation completed in the third quarter, a $17 million charge for reinsurance balances related to the Canadian subsidiary being sold which were deemed unrecoverable and a $9 million write-down of goodwill associated with a group
put up for sale.  The loss from continuing operations for the first nine months of 1994 also included a $45 million first quarter charge (the "Restructuring Charge") to restructure the field claims operations and several corporate staff units (see
"Restructuring Charge") and a $14 million third quarter charge
(the "Additional Staff Reduction Charge") for additional staff
reductions (see "Additional Improvements").   The income from
discontinued operations for the first nine months of 1994 consisted of a $36 million reduction of various tax liabilities for operations discontinued in 1992 and a $4 million additional after tax gain from the sale in 1993 of the premium financing operations (see "Other Developments - Discontinued Operations").
The net result for the first nine months of 1993 included $131 million of income from continuing operations, $8 million of income from discontinued operations and a $2 million benefit from the cumulative effect of changes in accounting principles.

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

Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims:
Prior to the third quarter of 1994, Continental did not establish reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims (Environmental IBNR) because the existence of significant uncertainties, (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language), and the absence of standard techniques to measure exposure did not allow ultimate liabilities to be reasonably estimated in accordance with accepted actuarial standards.

While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for unreported environmental claims, it has concluded that different measurement techniques, based on industry averages, for estimating a reserve for unreported environmental claims have been sufficiently developed, and accepted in the industry, to permit Continental to determine a reasonable gross estimate for Environmental IBNR. However, due to the continuing level of uncertainty involved with environmental exposures, Continental may incur future charges for incurred but not reported environmental claims which may be material to Continental's financial position, results of operations or liquidity.

Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves of $790 million for asbestos-related, other toxic tort and environmental pollution claims. At September 30, 1994 the gross undiscounted reported environmental reserves for losses and loss expenses (Environmental Claims) were $310 million ($268 million at September 30, 1993) and a gross undiscounted environmental reserve of $480 million was established for losses and loss expenses for Environmental IBNR
($0 at September 30, 1993). The $310 million represents Continental's current best estimate for reported Environmental Claims. The $480 million represents Continental's best estimate for its unreported Environmental Claims, using a measurement technique believed to be reasonable, based upon information currently available. However, it is not possible at this time to estimate the amount of additional liability related to the unreported Environmental Claims that is at least reasonably possible to exist.

Included in Continental's reinsurance asset are amounts due for reported Environmental Claims of $139 million at September 30, 1994 ($120 million at September 30, 1993). A reinsurance asset of $80 million was recorded in conjunction with the establishment of the Environmental IBNR, but was fully reserved for as not recoverable due to the degree of uncertainty in the collectibility of such amounts.

The technique utilized by Continental involves measuring total net reserves for reported Environmental Claims and Environmental IBNR in terms of the number of years such reserves could fund the net annual payments for these claims. Such technique is consistent with that utilized by an insurance rating agency and by the actuarial profession in some of its discussion papers for its preliminary work with respect to such liabilities. At the end of 1992, the industry was at a net environmental reserve to net environmental paid ratio ("Survival Ratio") of six times such paid losses, which had been increasing and was expected to continue to increase further. Continental's net environmental claims reserves would comprise approximately nine times its historical average net paid losses and loss expenses for these claims.

Net losses and loss expenses include charges for reported Environmental Claims and Environmental IBNR of $556 million and $31 million for the first nine months of 1994 and 1993, respectively. The increase is primarily related to the establishment of the Environmental IBNR.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1983. Thereafter, asbestos-related product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

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

Rating Agencies: In June, 1994, A.M. Best Company affirmed the financial strength rating of Continental's domestic insurance subsidiaries as "A-" (Excellent), A.M. Best Company's fourth highest of six secure financial strength ratings, but placed the rating under review with developing implications, pending further evaluation of the companies capital preservation efforts, restructuring plans and future business plans. In October 1994, as a result of Continental's recent capital preservation efforts (see "Planned Capital Infusion", "Restructuring Charge", "Additional
Improvements", and "Planned Sale of Subsidiaries"), and its capital raising efforts (see "Planned Capital Infusion"), A.M.
Best Company completed the announced review of the rating and affirmed the financial strength rating of the domestic insurance subsidiaries as "A-" (Excellent). Management believes that failure to maintain this rating would have a material adverse effect on its results of operations and financial condition.

In September and October 1994, Moody's Investor Services ("Moody's"), an independent rating agency, lowered the claims paying ability rating of the Corporation's principal insurance subsidiaries from A2 (Good), Moody's sixth highest of ten investment grade ratings, to A3 (Good), Moody's seventh highest rating, and then from A3 to Baa1 (Adequate), Moody's eighth highest rating, and the Corporation's senior debt rating from Baa1 to Baa2, Moody's ninth highest rating, and then from Baa2 to Baa3, Moody's lowest investment grade rating. Also in October 1994, Standard & Poor's Insurance Rating Services("S&P"), another independent rating agency, lowered the claims paying ability rating of the Corporation's principal insurance subsidiaries from AA-(Excellent), S&P's fourth highest of ten investment grade ratings, to A- (Good), S&P's seventh highest rating, and the Corporation's senior debt rating from A- to BBB-, S&P's lowest investment grade rating. These downgrades are expected to cause an increase in Continental's borrowing costs which is not expected to be significant.


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




                                        The Continental Corporation
                                               (Registrant)




Dated:  February 22, 1995               By  s\Heath Fitzsimmons

                                            Heath Fitzsimmons
                                            Senior Vice President and
                                            Chief Financial Officer


Mr. Fitzsimmons has signed this Report on behalf of the Registrant in his capacity as a duly authorized officer and as the Chief
Financial Officer of the Registrant.