Form 10-K405
CONTINENTAL CORP
filed 1995-03-31
CIK 24011

============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K
   (Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1994.
                                        OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ___________ to __________.
                          Commission file number 1-5686.

                            THE CONTINENTAL CORPORATION
              (Exact name of registrant as specified in its charter)

                       New York                       13-2610607
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)       Identification No.)

          180 Maiden Lane, New York, New York           10038
       (Address of principal executive office)        (Zip Code)

   Registrant's telephone number, including area code:  212-440-3000

   Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                      ---------------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
   K or any amendment to this Form 10-K.   [X]

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 27, 1995 was $1,044,020,289.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 1995.
                         55,498,057 shares of Common Stock

                        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement, filed with the Securities and Exchange Commission and mailed to shareholders on March 29, 1995, in connection with a May 9, 1995 Special Meeting of Shareholders, including registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes to the Consolidated Financial Statements, are incorporated by reference into Parts I, II and III of this Report.

   =============================================================================
                                                                               =

                                     PART I
Item 1. Business
                               General Information

   The Continental Corporation ("Continental"), a New York corporation incorporated in 1968, is an insurance holding company. Its best known subsidiary, The Continental Insurance Company, was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies. Continental's other principal subsidiaries and affiliates provide investment management, claims adjusting and risk management services. In 1993, Continental sold its premium financing operations; in 1992, Continental instituted a plan to withdraw from the traditional assumed reinsurance and marine reinsurance businesses and the indigenous international and international marine insurance businesses. The results of these operations are reported as discontinued and previously reported information has been restated accordingly.

   On December 6, 1994, Continental entered into an Agreement and Plan of Merger (the "Merger Agreement") under which CNA Financial Corporation ("CNA") will acquire Continental through a merger of a wholly-owned CNA subsidiary with and into Continental (the "CNA Merger"). Under the Merger Agreement, each share of Continental common stock outstanding prior to the Merger (other than certain shares held by Continental and its subsidiaries), will be converted into the right to receive $20.00 in cash, without interest, upon consummation of the Merger. The proposed CNA Merger is subject to satisfaction of certain conditions, including approval by Continental's shareholders and various regulatory authorities, and is required to be consummated prior to December 31, 1995. Consummation of the proposed CNA Merger is expected in the first half of 1995.

                             Re-engineering Strategy

   Continental's results over the past several years have been adversely affected by a variety of factors, including a downturn in the insurance industry, a number of severe catastrophic losses and a high expense structure. In the first quarter of 1994, Continental experienced a substantial increase in weather-related losses not officially designated as catastrophic and a substantial increase in large losses. The cumulative effect of these factors resulted in a significant reduction in statutory surplus of Continental's insurance company subsidiaries, and Continental's shareholders' equity. In 1994, Continental also experienced a reduction in the value of its investment portfolio resulting from increased interest rates, which also affected shareholders' equity.

   In early 1994, Continental began reviewing all aspects of its operations in order to develop a plan to address these concerns. Following its review, Continental began to implement a restructuring plan designed to increase the profitability of its underwriting businesses, shift the focus of its business to more profitable lines, reduce its expense structure, reduce its exposure in catastrophe-prone areas, reduce its premium to surplus ratio, strengthen its balance sheet and improve its capital position.

   As part of its re-engineering efforts, Continental has taken several steps that it believes will enhance the profitability of its insurance underwriting operations. In June 1994, Continental began to curtail its property writings of commercial and personal package business, especially in catastrophe-prone areas, and to alter the scope and breadth of its property coverages and exposures. Continental has also increased rates in catastrophe-prone areas. Continental also began shifting the mix of its business towards those areas in which management believes Continental can achieve an underwriting profit without a pre-determined target for business mix. As part of those efforts, Continental restructured its Agency & Brokerage Group and formed in its place two new, more focused operating groups -- Commercial Lines and Personal Lines. These two groups compete in separate arenas and require different sets of resources. They are now structured on a product management basis, which Continental believes will provide enhanced customer service and operating efficiencies. Continen-tal's Special Operations Group will remain focused on specialty commercial lines. This will allow Continental to focus more clearly on underwriting profit by product and industry.

   Continental is also focusing on increasing its profitability through changes in its distribution system by raising the standards for its agents. Continental is taking steps to increase the level of business that is distributed through agents that maintain the lowest loss ratios, decrease the level of business distributed through non-key agents and terminate unprofitable agents.

   To reduce its operating expenses, in March 1994, Continental's senior management approved a definitive plan (the "First Quarter Plan") to re-engineer, as noted above, the operations of Continental's Agency & Brokerage division (including home office, field claims and underwriting), selected operations of Continental's Special Operations Group, particularly its multinational unit and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance and Legal. The locations identified for re-engineering were Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. The First Quarter Plan provided for the elimination of 680 positions (net of new hires and transfers and resulting from approximately 1,200 terminations), from a total workforce of 12,255 at year end 1993, within one year from approval of the plan, as well as the achievement of business-related expense savings by the first quarter of 1995. During 1994, substantially all of the employees identified for termination in the First Quarter Plan were notified that their positions had been eliminated. The First Quarter Plan included severance packages for all affected employees, as well as extended benefits and outplacement counseling for many of them.

   The First Quarter Plan re-engineering efforts also included vacating leased space at 27 locations. As of December 31, 1994, all of these locations had been effectively vacated. Continental's underwriting results for 1994 included a $45 million restructuring charge (the "Restructuring Charge") relating to the First Quarter Plan, which included $29 million for expected severance and related benefit costs and $16 million in expected lease vacation and other associated costs.

   Also, to further reduce its operating expenses, Continental reconsidered its staffing needs in the second quarter and developed a plan in the third quarter (the "Third Quarter Plan") that would result in a further net reduction of approximately 1,100 positions (in addition to the terminations of approximately 1,200 under the First Quarter Plan). Continental's 1994 underwriting results include a $14 million additional staff reduction charge (the "Additional Staff Reduction Charge"), which included expected severance and related benefit costs. During 1994, substantially all employees identified for termination in the Third Quarter Plan were notified that their positions had been eliminated. Management believes that the re-engineering actions taken under the First Quarter Plan and the Third Quarter Plan will create annual pre-tax savings of about $120 million, compared with Continental's reported 1993 expenses.

   Continental has also taken steps to strengthen its balance sheet by eliminating dividends on its common stock and raising additional equity capital. In addition, in order to strengthen the capital base of its domestic insurance subsidiaries, during 1994, Continental deployed $510 million of capital to its domestic insurance subsidiaries from non-domestic insurance subsidiaries, investments held at the holding company level and capital raised by Continental.

   In August 1994, Continental's Board of Directors, citing the need to further strengthen the Corporation's capital base, eliminated the quarterly cash dividend of $.25 per share on the Corporation's common stock. Continental will be prohibited under certain provisions of its preferred stock instruments from paying common stock dividends for three years and will be restricted from paying common stock dividends thereafter under certain circumstances.

   Pursuant to a separate agreement (the "CNA Securities Purchase Agreement") executed at the time of entering into the Merger Agreement, CNA and its affiliate Continental Casualty Company ("CCC") acquired for $275 million in cash
(i) $200 million in aggregate liquidation value of two series of 9.75% non-convertible preferred stock, redeemable under certain circumstances at the liquidation value plus an additional amount reflecting any increase in the per share price of Continental's common stock over $15.75 based on an average market price during a period relating to the notice of redemption;
(ii) an option, which is exercisable only after termination of the Merger Agreement, to acquire $125 million in liquidation value of another series of 9.75% non-convertible preferred stock; and (iii) $75 million in liquidation value of a series of 12% non-convertible preferred stock, maturing in ten years and redeemable under certain circumstances. The option and its underlying preferred stock will be redeemable under certain circumstances at an additional amount reflecting any increase in the per share price of the common stock over $17.75 based on an average market price during a period relating to the notice of redemption and, in the case of the underlying preferred stock, the liquidation value. The 9.75% preferred stock will mature in forty years, with a right of the holders to require redemption in 15 years, and may be redeemed by Continental under certain circumstances. If the CNA Merger is not completed, CNA may, subject to regulatory approvals, exchange approximately $166 million of the $200 million liquidation value 9.75% preferred stock for another series of preferred stock that would be convertible into approximately 19% of Continental's currently outstanding common shares (approximately 16% on a fully diluted basis) at an initial conversion price, subject to adjustment, of $15.75. Following such exchange, CNA would be entitled to nominate up to four members of Continental's Board of Directors. CNA would also be subject to certain standstill agreements and restrictions on transfer. (For a more detailed description of the securities purchased by CNA see Continental's Proxy Statement, filed with the Securities and Exchange Commission and mailed to shareholders on March 29, 1995, in connection with a May 9, 1995 Special Meeting of Shareholders (the "Proxy Statement") at pages 36 - 43.)

   The capital investment by CNA, which was completed on December 9, 1994, took the place of a proposed $200 million investment in Continental by Insurance Partners L.P. ("IP"). In connection with the execution of the Merger Agreement and the CNA Securities Purchase Agreement, Continental terminated a securities purchase agreement with IP (the "IP Securities Purchase Agreement") and an agreement under which an affiliate of IP was to purchase Continental Asset Management Corp., Continental's asset management subsidiary. (See the Proxy Statement at pages 13 - 14.)

   Of the $275 million CNA capital investment, $235 million was contributed by Continental to its domestic insurance companies, as part of the $510 million deployment of capital. $25 million was used to fund termination fees (including $7 million of expenses) payable to IP upon termination of the IP Securities Purchase Agreement, and $10 million was used to pay severance benefits to Richard M. Haverland, former director and Vice Chairman of Continental, pursuant to his employment agreement with Continental, upon his resignation upon termination of the IP Securities Purchase Agreement. The remainder of such proceeds was used to pay certain expenses in connection with Continental's capital infusion efforts and the CNA Merger.

   Continental has also sold non-strategic businesses. In 1994, Continental sold The Continental Insurance Company of Canada ("CI") and its wholly-owned subsidiaries ("CI Canada"), a major property and casualty insurer in Canada, which wrote $320 million of premiums in 1994. (See pages 6 - 7 herein.) In 1995, Continental sold Casualty Insurance Company and its wholly-owned subsid-iary ("Casualty"), the leading writer of workers' compensation insurance in Illinois, which wrote $385 million of premiums in 1994. (See page 9 herein.)

   In mid-1994, Continental also entered into a quota-share agreement (the "Quota Share Cession") to reinsure a portion of its domestic personal lines with a major U.S. reinsurer. From July 1, 1994 through December 31, 1995, the quota share participation is 50% of the covered lines. Continental ceded written premiums of $325 million in 1994, and expects to cede premiums related to this agreement of approximately $300 million in 1995. The Quota Share Cession will help Continental lower its premium-to-surplus ratio and further reduce its exposure to catastrophes subject to the agreement's catastrophe coverage limits.

   These actions have already had the following results: Continental's work force has been reduced by 2,898 employees (including 2,300 from planned reductions in force), from 12,255 employees at December 31, 1993 to 9,357 at December 31, 1994; more selective underwriting has reduced net premiums written by approximately $435 million as at December 31, 1994 from 1993 levels; the Quota Share Cession has reduced net premiums written by $325 million as at December 31, 1994 from 1993 levels; sales of businesses are expected to reduce net premiums written by an additional approximately $705 million from 1994 levels; the capital position of Continental's domestic insurance subsidiaries has been strengthened by the deployment of $510 million of capital to such insurance subsidiaries from non-domestic insurance subsidiaries, investments held at the holding company level and capital raised by Continental; and Continental's capital position has been improved by the elimination of dividends on Common Stock. Continental expects that these and similar actions, if continued, would, barring unexpected adverse events such as have occurred in the past, result in a significant improvement in its financial condition and profitability. Continental's restructuring efforts have not, however, been fully implemented, and there can be no assurance that implementation of such efforts would result in future profitability or a significant improvement in Continental's financial condition.

   Under the Merger Agreement, Continental is required to conduct its business in the ordinary course and use all reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of the present officers and key employees. (See Proxy Statement at pages 25 - 26.) As a result, Continental will not implement further premium reduction or other restructuring efforts pending the CNA merger.

   If the CNA Merger is not approved by Continental's shareholders, the Board of Directors of Continental would consider what action should be taken in the interests of Continental's shareholders, including implementing further restructuring efforts, as well as continuing as an independent company, or exploring the sale of Continental or of an additional minority interest in Continental. If restructuring efforts were resumed, there can be no assurance that the financial condition and profitability of Continental would improve to the same extent as anticipated when the Merger Agreement was executed. If the CNA Merger is not approved by Continental's shareholders, CCC will continue to own Continental's preferred stock and will be entitled to seek the necessary regulatory approvals to convert certain of those shares into shares that would give it voting and other rights. CNA will retain its option to purchase certain other preferred stock of Continental. Continental would seek to raise an additional $100 million in capital through the sale of either non-convertible preferred stock or senior notes. (See "Miscellaneous" commencing on page 35 herein.) Even with further restructuring efforts and the additional investments, Continental would likely continue to have little surplus cushion available for adverse events, such as additional high catastrophe losses, adverse loss development or further reductions in the value of its investment portfolio, and a high debt to capital ratio. Continental would also be subject to any adverse market consequences resulting from a failure of the CNA Merger to be consummated.

               Financial Information Relating to Business Segments

   Continental's revenues from insurance operations accounted for approximately 98% of Continental's consolidated revenues for the year ended December 31, 1994, and approximately 97% and 98% of consolidated revenues for each of the years ended December 31, 1993 and 1992, respectively. The following table sets forth certain information with respect to Continental's business segments for each of the last three years:

                                                                Year Ended December 31, (2)
                                                            -----------------------------------------
                                                              1994            1993            1992
                                                            ----------    -----------     -----------

                                                                           (millions)
 Revenues:
                   Agency & Brokerage Commercial   . .   $  2,164.5               $  2,121.3      $  1,919.5
                   Agency & Brokerage Personal   . . .        704.0                    861.6           777.4
                   Specialized Commercial  . . . . . .      1,560.6                  1,433.2         1,201.1
                                                         ----------              -----------     -----------
                   Total Premiums Earned . . . . . . .      4,429.1                  4,416.1         3,898.0
                   Net Investment Income (1) . . . . .        490.8                    514.3           559.5
                   Realized Capital Gains (1). . . . .         76.7                    110.3           222.3
                                                         ----------              -----------     -----------
                   Insurance Operations  . . . . . . .      4,996.6                  5,040.7         4,679.8
                   Corporate & Other Operations  . . .        104.8                    133.0           117.2
                                                         ----------              -----------     -----------
                    Total  . . . . . . . . . . . . . .   $  5,101.4               $  5,173.7      $  4,797.0
                                                         ==========               ===========     ==========

Income (Loss) from Continuing Operations before Income
 Taxes:
                 Agency & Brokerage Commercial   . . .   $   (853.6)              $   (234.8)     $   (281.0)
                 Agency & Brokerage Personal . . . . .        (96.1)                   (78.1)         (127.0)
                 Specialized Commercial  . . . . . . .       (475.1)                   (92.5)         (173.6)
                                                         ----------               -----------     -----------
                 GAAP Underwriting Loss  . . . . . . .     (1,424.8)                  (405.4)         (581.6)
                 Net Investment Income (1) . . . . . .        490.8                    514.3           559.5
                 Realized Capital Gains (1). . . . . .         76.7                    110.1           222.3
                                                         ----------               -----------     -----------
                 Insurance Operations  . . . . . . . .       (857.3)                   219.0           200.2
                 Corporate & Other Operations  . . . .       (150.2)                   (41.1)          (69.5)
                                                         ----------               -----------     -----------
                   Total . . . . . . . . . . . . . . .   $ (1,007.5)              $    177.9      $    130.7
                                                         ==========               ===========     ==========
 Identifiable Assets:
                 Insurance Operations  . . . . . . . .   $ 14,186.7               $ 15,471.9      $ 15,113.5
                 Corporate & Other Operations  . . . .      1,694.7                    583.9           149.9
                                                         ----------               -----------     -----------
                 Total Assets from Continuing
                  Operations   . . . . . . . . . . .       15,881.4                 16,055.8        15,263.4
                 Net Assets of Discontinued
                   Operations  . . . . . . . . . . . .         88.2                     84.6           310.5
                                                         ----------              -----------     -----------
                   Total Assets  . . . . . . . . . . .   $ 15,969.6               $ 16,140.4      $ 15,573.9
                                                         ==========               ===========     ==========

____________________

(1) Distinct investment portfolios are not maintained for each insurance segment, and, accordingly, allocation of assets, net investment income and realized capital gains to each insurance segment is not performed.

(2) Certain reclassifications have been made to the prior years' financial information to conform to the 1994 presentation.

                General Information Relating to Business Segments

   Continental's insurance operations (the "Insurance Operations") are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. These operations are conducted by Continental's property and casualty insurance subsidiaries. One or more of these companies is licensed or admitted to conduct business in each state or territory of the United States and in each province or territory of Canada. The Insurance Operations generated 98% of consolidated revenues for 1994, including 87% from premiums earned and 11% from investment activities (net investment income and realized capital gains). Continental's other segment is Corporate & Other Operations, which principally includes investment management, claims adjusting and risk management services.

                          Agency & Brokerage Commercial

   Continental's Agency & Brokerage Commercial segment focuses on the production of property and casualty insurance coverage in the United States and Canada through independent insurance agents and brokers, almost all of whom also represent other companies. In 1994, the Agency & Brokerage Commercial segment included: (1) the new Commercial Lines group; (2) Continental Risk Management Services operations; (3) Continental Canada's commercial lines operations; and
(4) commercial lines operations of First Insurance Company of Hawaii, Ltd., a 60%-owned Continental subsidiary ("First of Hawaii"). For the fiscal year ended December 31, 1994, the Agency & Brokerage Commercial segment produced 49.8% of Continental's consolidated written premiums. In 1994, premiums on its com-mercial multi-peril policies represented 57.8% of the segment's written premi-ums. Other principal lines written by the Agency & Brokerage Commercial segment include workers' compensation, commercial automobile, general liability, boiler and machinery, and fire & allied lines.

   Continental's Agency & Brokerage Commercial segment is structured on a product management basis. Agency & Brokerage Commercial operations consist of five regional offices containing underwriters and support personnel and a network of approximately 30 territorial offices responsible for sales and underwriting.

   Continental Risk Management Services operations market custom-tailored casualty coverages to Continental's large commercial accounts, including primary and excess coverage for workers' compensation, general liability and commercial automobile risks. Such operations also provide claims management, loss control and actuarial services for its clients.

   Continental's Canadian operations, which are considered part of North American operations and which write commercial and personal property and casualty coverages in Canada, included the following during 1994: (1) CI Canada, which was sold as of December 31, 1994; and (2) branch offices of two of Continental's U.S. property and casualty companies. In October 1994, Continental entered into an agreement to sell CI Canada to Fairfax Financial Holdings Limited, a Canadian financial services company ("Fairfax"), for 130 million Canadian dollars, debt securities of Fairfax with a face value of 25 million Canadian dollars and a contingent payment of up to 10 million Canadian dollars based on the performance of CI Canada through December 31, 1999. The approximate U.S. dollar equivalents at the exchange rate on December 31, 1994, are $95 million, $18 million and $7 million, respectively. Due to the uncertainty of future performance, no provision has been made in Continental's Consolidated Financial Statements for any potential gain from the contingent payment from Fairfax to Continental. Continental provided a guarantee of up to 40 million Canadian dollars for adverse loss development on accident years 1993 and prior, which, based on current actuarial reviews, is not expected to be utilized. The entities sold accounted for 10.3% of Agency &

Brokerage Commercial's written premiums in 1994. The sale was closed as of December 31, 1994, and Continental recognized a $10 million loss on the transaction. Subsequent to that sale, Continental's Canadian operations consist of its two remaining branch offices in Canada.

   First of Hawaii is a property and casualty insurer in the Hawaiian Islands. As of December 31, 1994, The Tokio Marine and Fire Insurance Company, Ltd., a Japanese insurance company, owns the remaining 40% of the outstanding shares of First of Hawaii.

   The Agency & Brokerage Commercial segment's 1994 underwriting results decreased $619 million from 1993, primarily due to the segment's $269 million share of a $480 million charge to establish, for the first time, loss and loss expense reserves and a reinsurance recoverable charge related to incurred but not reported asbestos-related, other toxic tort and environmental pollution claims (the "Environmental IBNR Charge"); its $70 million share of a $200 million charge to strengthen Continental's commercial multi-peril and workers' compensation reserves (the "Reserve Strengthening Charge") (see "Reserves for Unpaid Losses and Loss Expenses" commencing on page 22 herein); a $31 million charge for an additional provision for uncollectible premiums receivable (the "Premiums Receivables Charge"); increases in non-catastrophe weather-related losses and large losses; its $29 million share ($17 million in loss expenses and $12 million in insurance operating expenses) of the Restructuring Charge; its $21 million share of a $73 million provision for other assets; its $9 million share ($1 million in loss expenses and $8 million in insurance operating expenses) of the Additional Staff Reduction Charge; and a $35 million increase in net reported environmental losses and loss expenses. The segment's premiums earned increased $43 million from 1993, primarily due to increases in premiums from growth in certain non-package standard commercial lines, partially offset by the Premiums Receivable Charge. The segment's losses and loss expenses in-creased $619 million, primarily due to the Environmental IBNR Charge; the Reserve Strengthening Charge; increases in non-catastrophe weather-related losses and large losses; the Restructuring Charge; the increase in net reported environmental losses and loss expenses; and inflation in loss costs. Insurance operating expenses increased $43 million, primarily due to the Restructuring Charge, Additional Staff Reduction Charge, the provision for other assets and a $21 million decrease in servicing carrier income, partially offset by expense savings realized as a result of Continental's 1994 re-engineering.

                           Agency & Brokerage Personal

   Continental's Agency & Brokerage Personal segment also focuses on the production of property and casualty insurance coverage in the United States and Canada through independent insurance agents and brokers, almost all of whom also represent other companies. The Agency & Brokerage Personal segment includes:
(1) the new Personal Lines group, including employee accounts; (2) Continental's Canadian personal lines operations; and (3) personal lines operations of First of Hawaii, each of which is discussed above. For the fiscal year ended Decem-ber 31, 1994, the Agency & Brokerage Personal segment produced 12.8% of Continental's consolidated written premiums. Premiums on its personal package policies represented 48.5% of the segment's written premiums. Other principal lines written by the Agency & Brokerage Personal segment include automobile, homeowners, and fire & allied lines.

      Agency & Brokerage Personal operations consist of five regional offices, four of which are shared with Agency & Brokerage Commercial, and an automated business center that handles underwriting and processing of its personal lines.


   CI Canada, which was sold as of December 31, 1994, accounted for 20% of Agency & Brokerage Personal's written premiums in 1994.

   The Agency & Brokerage Personal segment's 1994 underwriting results decreased $18 million from 1993, primarily due to a $25 million increase in catastrophe-related charges, the segment's $13 million share ($9 million in loss expenses and $4 million in insurance operating expenses) of the Restructuring Charge, its $10 million share of the provision for other assets and its $5 million share
($1 million in loss expenses and $4 million in insurance operating expenses) of the Additional Staff Reduction Charge, partially offset by better loss experience (excluding catastrophe losses) and a decrease in relative underwriting expenses. The segment's premiums earned decreased $158 million from 1993, primarily due to the cession of $170 million of domestic personal lines business under a quota share agreement with General Reinsurance Corporation (the "Quota Share Cession") and a decrease in the amount of risk accepted, partially offset by price increases. The segment's losses and loss expenses decreased $89 million, primarily due to the Quota Share Cession and the decrease in the amount of risk accepted, partially offset by the increase in catastrophe losses, the Restructuring Charge and inflation in loss costs. The segment's insurance operating expenses improved $51 million, primarily due to a $61 million decrease in commission expenses resulting from the Quota Share Cession and expense savings realized as a result of the re-engineering, partially offset by the Restructuring Charge, the Additional Staff Reduction Charge and the provision for other assets.

                             Specialized Commercial

   Continental's Specialized Commercial segment provides specialized commercial coverages, principally in marine and aviation, workers' compensation, fidelity & surety, excess and specialty, accident and health, medical malpractice, customized financial coverage and multinational lines. This segment accounted for 37.4% of Continental's consolidated written premiums for the 1994 fiscal year. The Specialized Commercial segment included during 1994: (1) Marine Office of America Corporation, a Continental subsidiary ("MOAC"); (2) a 37% participation in the operations of Associated Aviation Underwriters ("AAU"), which was reduced to a 25% participation by March 1995; (3) Continental Excess & Select and other specialty operations; (4) Casualty Insurance Company, a Continental subsidiary sold in February 1995 ("Casualty"); (5) Continental Financial Institutions operations; (6) Continental Guaranty operations;
(7) Continental Credit operations; (8) Continental Insurance HealthCare opera-tions; (9) The Continental Insurance Company of Puerto Rico ("Continental Puerto Rico"); (10) The Continental Insurance Company (Europe) Limited, a Continental subsidiary ("Continental Insurance (Europe)") and (11) Lombard Insurance Company Limited and its subsidiary Lombard General Insurance Limited (together, the "Lombard Entities"), which were sold in January 1995.

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

   AAU writes insurance for many segments of the aviation industry through branch offices located throughout the United States. Associated Aviation Underwriters, Inc., in which Continental has a 50% interest, manages AAU.

   Continental Excess & Select and other specialty operations are active in the excess and specialty lines markets. Their principal types of coverage are stop-loss protection on group health insurance programs, professional liability insurance for lawyers, accountants and other classes of professionals, excess liability insurance, directors' and officers' liability insurance and industry targeted programs of liability insurance for the railroad, mining, skiing, biotechnology and pharmaceutical industries.

Continental Excess & Select operations also provide support services to Continental's other excess liability and specialty lines operations.

   Casualty and its subsidiary, Workers' Compensation and Indemnity Company of California, were Continental subsidiaries engaged in writing certain preselected classes of workers' compensation exposures in Illinois, Wisconsin, Indiana, Michigan and southern California. In February 1995, Continental sold the stock of Casualty to Fremont General Corporation for $225 million in cash and a $25 million note. In 1995, Continental will recognize a pre-tax gain of approximately $50 million from the sale of Casualty. The entities sold accounted for 24.7% of the Specialized Commercial segment's written premiums in 1994.

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

   Continental Puerto Rico assumes business in Puerto Rico, primarily by way of a quota-share reinsurance agreement with an unaffiliated entity, Puerto-Rican American Insurance Company ("PRAICO"). In 1994, the quota-share participation of Continental Puerto Rico was 8.1% of the net premiums written by PRAICO.

   Continental Insurance (Europe) services some U.S. multinational companies.

   In January 1995, pursuant to an agreement with Carlingford Gibbs Holdings Limited, Continental sold the Lombard Entities, which were primarily engaged in the business of writing business in Hong Kong. Proceeds from the sale approximated $48 million, comprised of a $17 million dividend from Lombard to Continental, and $31 million in cash at the closing. Continental does not expect that this sale will have a significant impact on its results of operations, financial condition or liquidity.

   The Specialized Commercial segment's 1994 underwriting results decreased
$383 million from 1993, primarily due to the segment's $211 million share of the Environmental IBNR Charge and its $130 million share of the Reserve Strengthening Charge, partially offset by a $13 million decrease in catastrophe losses. The segment's 1994 premiums earned increased $128 million from 1993 due to price increases and acceptance of new risks in certain lines. Premiums earned increased $69 million in domestic marine, $60 million in specialty casualty, $41 million in workers' compensation in selected markets and $11 million in aviation. These increases were partially offset by a $68 million decrease in customized financial coverages and a $29 million decrease in multinational business. The segment's losses and loss expenses increased
$457 million, despite the $13 million decrease in net catastrophe losses, primarily due to the Environmental IBNR Charge; the Reserve Strengthening Charge; inflation in loss costs and the increase in the amount of risk accepted. Insurance operating expenses increased $54 million, primarily due to growth in business written.

                          Corporate & Other Operations

   The Corporate & Other Operations segment includes Continental's corporate operating expenses and the operations of Continental's non-insurance subsidiaries. Continental's non-insurance subsidiaries primarily include: (1) Continental Asset Management Corp. ("CAM"); (2) Continental Loss Adjusting Services, Inc. ("CLAS"); (3) Continental Rehabilitation Resources, Inc. ("CRR");
(4) Ctek, Inc. ("Ctek"); (5) California Central Trust Bank Corporation ("CalTrust"); and (6) Settlement Options, Inc. ("Settlement Options").

   CAM, a Continental subsidiary registered under the Investment Advisers Act of 1940, as amended, provides investment advisory services to Continental, its subsidiaries, its employee benefit plans, certain affiliates and unrelated parties under investment advisory agreements. Continental has had preliminary discussions relating to a possible sale of CAM. Continental does not expect the sale of CAM to have a significant impact on its financial position, results of operations or liquidity.

   CLAS provides claims services for Continental's subsidiaries and other customers. Its wholly-owned subsidiary, CRR, provides case management and vocational rehabilitation for injured employees of insureds and other clients.

   Ctek engages in risk evaluation and improvement activities designed to help insureds and other clients reduce or control losses to property, equipment, materials and human resources.

   CalTrust is a limited service bank whose activities are restricted to the acceptance of deposits, investment of depository funds and acting as trustee and/or third party administrator for employee benefit plans. Continental and CNA have determined, in order that CNA not become subject to regulation under the Bank Holding Company Act, as amended (the "BHC Act"), to dispose of CalTrust and, if a sale is not completed prior to the Merger, to transfer ownership of CalTrust to an independent trustee (the "Trustee") subject to an irrevocable voting trust agreement. A change in control of CalTrust requires prior notice to and approval of the Board of Governors of the Federal Reserve System (the "Board") and of the California Superintendent of Banks (the "Superintendent"). Continental has requested and received confirmation from the Board Staff that, if Continental proceeds in the manner described above, the Staff would not recommend that the Board require the prior approval of the Board to effect the Merger nor that the Board take any action against CNA under the BHC Act as a result of the Merger. Continental has submitted to the Superintendent an application for exemption of the transfer of CalTrust to the voting trust from the notice and approval requirements. Continental intends to sell CalTrust whether or not the Merger is consummated. Continental does not expect the sale of CalTrust to have a significant impact on its financial position, results of operations or liquidity.

   The following table sets forth certain information with respect to CalTrust's deposit liabilities for each of the last three years ended December 31:

                                        1994                      1993                     1992
                                     ----------                -----------             -----------
                                                %                        %                       %
                                             Average                  Average                 Average
                                Average     Interest      Average     Interest    Average     Interest
                                Balance       Rate        Balance       Rate      Balance       Rate

                                                   (millions, except percentages)

 Savings Deposits
 (representing Total
 Interest-Bearing
 Time and Savings
 Deposits) . . . . . . . .   $ 120.7           2.7%        $ 123.1       2.8%      $ 121.9       3.4%
                             =======         ======        =======     ======      =======     ======

   Settlement Options is a general insurance agency which consults with property and casualty claim organizations on personal injury losses to reduce settlement costs by arranging structured claim settlements, and purchases annuities to fund these future periodic payment obligations.

   Corporate and Other Operations generated a loss, before income tax benefits, of $150 million for 1994, an increase in loss of $109 million from 1993. This increase in losses was primarily due to a $43 million charge for fees and expenses paid in connection with Continental's capital infusion efforts and the Merger Agreement (see "Re-engineering Strategy" commencing on page 1 herein); Corporate and Other Operations' $36 million share of the provision for other assets; a $30 million decrease in investment results (a $15 million decrease in net investment income and a $15 million decrease in realized capital gains); and higher corporate operating expenses, partially offset by an $8 million decrease in corporate interest expense.

                             Discontinued Operations

   In 1993, Continental completed the sale of its premium financing subsidiaries, AFCO Credit Corporation, AFCO Acceptance Corporation and CAFO Inc. (collectively, "AFCO"), to Mellon Bank Corporation ("Mellon"). Proceeds from the sale approximated $220 million, comprised of a $120 million dividend from AFCO to Continental and $100 million in cash from Mellon Bank. In addition, the sale agreement provides for a contingent payment to Continental based on AFCO's premium finance growth through December 31, 1998, for a potential maximum payment to Continental of up to $78 million. No provision has been made in Continental's Consolidated Financial Statements for any potential gain from this contingent payment from Mellon Bank. Continental realized a 1993 gain from the sale of approximately $36 million, net of income taxes. Also in 1993, Continental had an additional $15 million of income, net of income taxes, from its discontinued premium financing operations and a loss of $2 million, net of income tax benefits, from its discontinued insurance operations.

   In 1993, results and net assets of the premium financing operations, which were previously reported in the Corporate & Other Operations segment, were classified in Continental's Consolidated Financial Statements as discontinued. Previously reported information has been restated accordingly.

   In 1994, Continental recognized an additional after-tax gain of $3.5 million, relating to the sale of its premium financing operations, as a result of final tax elections made for 1993. In addition, in 1994, Continental reduced various tax liabilities related to previously discontinued insurance operations and realized $36 million in additional income. The reduction in the various tax liabilities is a direct result of a recent review of Continental's tax position and the development of the discontinued operations over the last two years.

   The following table sets forth certain information with respect to operating results of the discontinued premium financing operations for each of the last three years:

                                                           Year Ended December 31,
                                                1994                1993                1992
                                             ---------          ---------             ---------
                                                                 (millions)

 Total Revenues  . . . . . . . . . . .       $   --             $    92.4             $   103.0
 Total Expenses  . . . . . . . . . . .           --                  75.4                  79.5
                                             ---------          ---------             ---------
 Income before Income Taxes  . . . . .           --                  17.0                  23.5
 Income Taxes  . . . . . . . . . . . .           --                   1.7                   4.7
 Gain on Disposal of Discontinued
        Premium Financing Operations,
        Net of Income Taxes  . . . . .             3.5               36.0                 --
                                             ---------          ---------             ---------
 Net Income from Discontinued Premium
        Financing Operations . . . . .       $     3.5          $    51.3             $    18.8
                                             =========          =========             =========

    During 1992, Continental instituted a program to withdraw from the traditional assumed reinsurance and marine reinsurance businesses, as well as the indigenous international and international marine insurance businesses. Continental has been accomplishing this withdrawal by running off the insurance reserves of certain of these discontinued operations and selling the remaining operations (all of which were sold by September 30, 1993). The results and net assets of the aforementioned operations have been classified in Continental's Consolidated Financial Statements as discontinued.

    Continental's subsidiaries, Continental Reinsurance Corporation International Limited ("CRC-I") and East River Insurance Company (Bermuda) Ltd. ("ERIC"), both of which are continuing entities, manage a substantial portion of the assets and reserves of the discontinued operations, except reserves which were recorded in foreign operations as a requirement of law. In 1992, substantially all of the business of Continental's reinsurance subsidiary, Continental Reinsurance Corporation, was discontinued, and substantially all of its insurance reserves, along with an equivalent amount of assets, were transferred to CRC-I and ERIC.

    The traditional assumed reinsurance and marine reinsurance businesses were autonomous from Continental's primary Insurance Operations. The product, customer base and distribution system also varied significantly from Continental's primary Insurance Operations. Before discontinuance, these businesses generally included proportional and non-proportional, facultative and treaty, and property and casualty insurance and reinsurance. The primary method of reinsurance distribution was through the broker market and the customer base consisted of other insurance and reinsurance companies. With the exception of a portion of the indigenous international insurance business, the discontinued insurance operations were comprised of separate legal entities. The discon-tinued insurance operations maintained distinct investment portfolios since the companies were domiciled in jurisdictions outside the United States and were required by local law to have separately maintained and managed portfolios.

    Indigenous international insurance was comprised of risks that are located in countries outside the

United States and Canada, underwritten by companies domiciled or branches licensed outside the United States or Canada, where the insured is a person or company located outside the United States or Canada. This business was generally written and reported on a monoline basis. In contrast, Continental's United States and Canadian operations generally had focused on package business, and Continental's multinational operations (now included in the Specialized Commercial segment) wrote monoline coverage. Continental's United States and Canadian operations and multinational operations (other than Casualty) write monoline coverages, such as workers' compensation insurance, generally as an accommodation to obtain package business or as specialized coverages like excess liability and surety.

    Monoline personal lines coverages, such as secure home policies, were usually distributed and marketed by savings institutions as part of a mortgage package. Thus, it was only through prearranged participation, or brokered after mortgage sales, that such a product was sold.

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

    The following table sets forth certain information with respect to operating results of the discontinued insurance operations for each of the last three years:

                                      Year Ended December 31,

                                      1994     1993       1992
                                      ----     ----       ----
                                             (millions)

 Total Revenues  . . . . . . . .    $ 62.7    $282.2     $549.8


 Total Expenses  . . . . . . . .      62.7     285.5      740.0
                                    ------    ------     ------
 Loss  before Income Tax Benefits     --        (3.3)    (190.2)

 Income Tax Benefits . . . . . .     (36.0)     (0.7)      (9.7)

 Loss on Disposal of Discontinued
   Insurance Operations, Net of
   Income Tax Benefits . . . . .      --          --      (13.0)
                                    ------    ------     ------
 Net Income (Loss) from
   Discontinued Insurance
   Operations  . . . . . . . . .    $ 36.0    $ (2.6)   $(193.5)
                                    ======    ======     ======


   The following table sets forth certain information with respect to net assets of the discontinued insurance operations for each of the last two years:



                                                  December 31,

                                                   1994      1993
                                                   ----      ----
                                                     (millions)

                 Assets:

                   Cash and Investments  . . . $   733.5  $1,166.5
                   Other Assets  . . . . . . .     806.7     528.4
                                                 -------   -------
                                                 1,540.2   1,694.9
                                                 -------   -------

                 Liabilities:
                   Outstanding Losses and Loss
                   Expenses  . . . . . . . . .   1,154.6   1,346.0
                   Unearned Premiums . . . . .       1.4       3.0
                   Other Liabilities . . . . .     296.0     261.3
                                                 -------   -------
                                                 1,452.0   1,610.3
                                                 -------   -------
                 Net Assets: . . . . . . . . . $    88.2  $   84.6
                                                 =======   =======

   Of the $1,155 million in Gross Outstanding Losses and Loss Expenses at December 31, 1994, Continental currently plans the following: (1) $973 million of Gross Outstanding Losses and Loss Expenses are recorded by ERIC and CRC-I (Continental intends to run off these insurance reserves, and to support the reserves, which are carried at economic value in accordance with Bermuda law (the jurisdiction in which such reserves are reinsured), with an equal amount of reinsurance assets and earning assets held in trust by ERIC and CRC-I); and
(2) $182 million of Gross Outstanding Losses and Loss Expenses, which Continental intends to run off, are recorded in foreign operations as a requirement of local regulations (these reserves are carried at their nominal amounts, in accordance with the regulations of the countries where such reserves are recorded).


                         Additional Business Information

   Each of Continental's insurance segments principally provides its own claims service through internal loss-adjusting operations. Designated employees of these operations have authority to settle claims, subject to limits on authority and, in large cases, to review by senior officers.

   Continental's Insurance Operations purchase reinsurance on certain risks which they insure, principally to (1) reduce liability on individual risks; (2) protect against catastrophe losses; (3) enable them to write additional insurance in order to diversify risks; and (4) reduce their total liability in relation to statutory surplus. The costs of reinsurance, including catastrophe coverages, are generally increased by adverse loss experience in prior periods. (For additional information concerning Continental's reinsurance arrangements, see "Reinsurance" commencing on page 30 herein.)

   The industry as a whole has experienced underwriting losses for the past several years. These losses are generally attributable to price competition, which has prevented premium rate increases from keeping pace with losses and loss expenses, and an unusually high level of catastrophe losses. According to A.M. Best Company's ("A.M. Best") Review and Preview, which follows and reports on the industry's financial results, the industry's aggregate underwriting loss for 1993 was $23 billion.

   The underwriting profitability of property and casualty insurers is affected by many factors, including price competition; the cost and availability of reinsurance; administrative and other expenses; the incidence of natural disasters; and insurance regulators' willingness to grant increases in those rates which they control. Loss frequency and severity trends are influenced by economic factors, such as a company's business mix; inflation rates; medical cost inflation; employment levels; crime rates; general business conditions; regulatory measures; and court decisions that define and expand the risks and damages covered by insurance. The incidence of natural disasters has adversely affected the underwriting profitability primarily of multi-peril, homeowners, and fire & allied lines of business. The underwriting profitability of workers' compensation and commercial and personal automobile business is adversely affected by (1) lower price levels and higher assumed risks due to mandated participation in state involuntary programs by companies writing such business; and (2) the medical cost inflation rate, which, though decreasing, is still higher than the overall inflation rate.

   A key component of underwriting profitability is controlling costs. The Insurance Operations have attempted to control their discretionary and loss costs by (1) implementing technological advances; (2) changing their distribution systems and marketing methods; (3) instituting policies designed to increase employees' productivity; (4) changing the mix of agency and brokerage relationships; (5) reducing writings of certain less profitable classes of risks; and (6) becoming more selective in the acceptance of risks.

   An indicator of underwriting profitability of property and casualty insurers is a company's "combined ratio". The combined ratio is the sum, expressed as a percentage, of (i) the ratio of incurred losses and loss expenses to premiums earned (the "loss ratio"); and (ii) the ratio of sales commissions, premium taxes, and administrative and other underwriting expenses to premiums written (the "expense ratio"). When the combined ratio is below 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. Because the combined ratio does not reflect net investment income, which is a significant component of an insurance company's operating results, an insurance company's operating results for a line of business may be profitable even though the combined ratio for that line of business exceeds 100%. (For information concerning net investment income, see "Investment and Finance" commencing on page 32 herein.)

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

                                                         Year Ended December 31,
                                            1994                   1993                   1992
         Line of Business
         ----------------
            COMMERCIAL                               (millions, except percentages)
 Multi-Peril
     Premiums Written (% of total)        $1,198.1  (28.8%)    $1,277.5  (28.3%)      $1,042.5   (25.8%)
     Premiums Earned . . . . . .          $1,309.3             $1,232.5               $1,023.6
     Loss Ratio  . . . . . . . .              85.1%                74.3%                  72.3%
     Expense Ratio . . . . . . .              35.2%                35.3%                  37.4%
     Combined Ratio  . . . . . .             120.3%               109.6%                 109.7%
 Workers' Compensation
     Premiums Written (% of total)        $  874.0  (21.0%)    $  915.1  (20.2%)      $  879.0   (21.7%)
     Premiums Earned . . . . . .          $  910.0             $  941.1               $  847.9
     Loss Ratio  . . . . . . . .              96.4%                94.7%                 103.5%
     Expense Ratio . . . . . . .              22.8%                19.2%                  14.7%
     Combined Ratio  . . . . . .             119.2%               113.9%                 118.2%
 General Liability
     Premiums Written (% of total)        $  528.8  (12.7%)    $  496.1  (11.0%)      $  361.6    (8.9%)
     Premiums Earned . . . . . .          $  515.2             $  459.0               $  331.3
     Loss Ratio  . . . . . . . .             167.9%                66.3%                  69.6%
     Expense Ratio . . . . . . .              28.6%                27.0%                  29.5%
     Combined Ratio  . . . . . .             196.5%                93.3%                  99.1%
 Inland/Ocean Marine
     Premiums Written (% of total)        $  396.6   (9.5%)    $  323.1   (7.1%)      $  262.5    (6.5%)
     Premiums Earned . . . . . .          $  378.2             $  298.3               $  263.3
     Loss Ratio  . . . . . . . .              81.8%                75.2%                  68.3%
     Expense Ratio . . . . . . .              32.2%                35.6%                  46.4%
     Combined Ratio  . . . . . .             114.0%               110.8%                 114.7%
 Automobile
     Premiums Written (% of total)        $  235.1   (5.6%)    $  273.7   (6.1%)      $  297.1    (7.4%)
     Premiums Earned . . . . . .          $  260.6             $  270.0               $  299.9
     Loss Ratio  . . . . . . . .              84.2%                71.1%                  75.9%
     Expense Ratio . . . . . . .              27.3%                32.4%                  36.9%
     Combined Ratio  . . . . . .             111.5%               103.5%                 112.8%
 Fidelity/Surety
     Premiums Written (% of total)        $  134.4   (3.2%)    $  140.9   (3.1%)      $  120.3    (3.0%)
     Premiums Earned . . . . . .          $  136.6             $  138.7               $  112.1
     Loss Ratio  . . . . . . . .              66.3%                42.8%                  44.9%
     Expense Ratio . . . . . . .              50.1%                49.9%                  58.2%
     Combined Ratio  . . . . . .             116.4%                92.7%                 103.1%
 Fire & Allied Lines
     Premiums Written (% of total)        $  128.0   (3.1%)    $   77.0   (1.7%)      $   99.3    (2.5%)
     Premiums Earned . . . . . .          $  127.6             $   75.9               $  101.8
     Loss Ratio  . . . . . . . .              77.2%                90.0%                 100.0%
     Expense Ratio . . . . . . .              31.8%                33.4%                  32.6%
     Combined Ratio  . . . . . .             109.0%               123.4%                 132.6%
 Other
     Premiums Written (% of total)        $  139.7   (3.3%)    $  132.2   (2.9%)      $  165.8    (4.1%)
     Premiums Earned . . . . . .          $  140.6             $  124.6               $  153.7
     Loss Ratio  . . . . . . . .              67.4%                73.0%                  71.6%
     Expense Ratio . . . . . . .              51.6%                46.3%                  48.6%
     Combined Ratio  . . . . . .             119.0%               119.3%                 120.2%
 Total Commercial
     Premiums Written (% of total)        $3,634.7  (87.2%)    $3,635.6  (80.4%)      $3,228.1   (79.9%)
     Premiums Earned . . . . . .          $3,778.1             $3,540.1               $3,133.6
     Loss Ratio  . . . . . . . .              97.1%                77.6%                  80.4%
     Expense Ratio . . . . . . .              31.5%                30.8%                  32.2%
     Combined Ratio  . . . . . .             128.6%               108.4%                 112.6%

                                                                           Year Ended December 31,
                                                              1994                   1993                  1992
                          Line of Business
                          ----------------
                              PERSONAL                                  (millions, except percentages)
                 Automobile
                     Premiums Written (% of total)    $   367.8    (8.8%)     $  605.8   (13.4%)       $  556.3   (13.8%)
                     Premiums Earned . . . . . . .    $   476.3               $  586.2                 $  535.3
                     Loss Ratio  . . . . . . . . .         81.5%                  75.3%                    75.2%
                     Expense Ratio . . . . . . . .         35.4%                  33.5%                    36.6%
                     Combined Ratio  . . . . . . .        116.9%                 108.8%                   111.8%
                 Homeowners
                     Premiums Written (% of total)    $   145.8    (3.5%)     $  246.1    (5.5%)       $  226.6    (5.6%)
                     Premiums Earned . . . . . . .    $   204.8               $  239.9                 $  217.7
                     Loss Ratio  . . . . . . . . .         85.3%                  87.9%                    89.6%
                     Expense Ratio . . . . . . . .         20.8%                  25.8%                    29.6%
                     Combined Ratio  . . . . . . .        106.1%                 113.7%                   119.2%
                 Other
                     Premiums Written (% of total)    $    18.8    (0.5%)     $   32.9    (0.7%)       $   30.4    (0.7%)
                     Premiums Earned . . . . . . .    $    25.9               $   32.8                 $   29.4
                     Loss Ratio  . . . . . . . . .         60.0%                  45.7%                    89.5%
                     Expense Ratio . . . . . . . .         23.8%                  26.4%                    32.2%
                     Combined Ratio  . . . . . . .         83.8%                  72.1%                   121.7%
                  Total Personal
                     Premiums Written (% of total)    $   532.4    (12.8%)    $  884.8   (19.6%)       $  813.3   (20.1%)
                     Premiums Earned . . . . . . .    $   707.0               $  858.9                 $  782.4
                     Loss Ratio  . . . . . . . . .         81.8%                  77.7%                    79.7%

                     Expense Ratio . . . . . . . .         31.0%                  31.1%                    34.5%
                     Combined Ratio  . . . . . . .        112.8%                 108.8%                   114.2%

                     TOTAL INSURANCE OPERATIONS
                     Premiums Written (% of total)    $ 4,167.1    (100.0%)   $4,520.4  (100.0%)       $4,041.4  (100.0%)
                     Premiums Earned . . . . . . .    $ 4,485.1               $4,399.0                 $3,916.0
                     Loss Ratio (1)  . . . . . . .         94.7%                  77.6%                    80.2%
                     Expense Ratio (1) . . . . . .         31.4%                  30.9%                    32.7%
                     Combined Ratio (1)  . . . . .        126.1%                 108.5%                   112.9%


          (1)   The comparable GAAP loss, expense and combined ratios for
                the years ended December 31, 1994, 1993 and 1992 were
                99.4%, 32.8% and 132.2%; 77.3%, 31.9% and 109.2%; and
                81.1%, 33.8% and 114.9%, respectively.  The difference between
                the  GAAP  loss  ratio  for  Continental's   Insurance
                Operations and the statutory loss ratio at December 31, 1994 largely resulted from establishing an $80 million asset relating to Environmental Claims for GAAP purposes and fully reserving that amount as not recoverable.

             Approximately 61.3% of direct premiums written by the Insurance Operations during 1994 were written in nine states and Canada. Canada accounted for 10.2% of direct written premiums; New York, 10.3%; California, 8.1%; Illinois, 8.8%; New Jersey, 5.6%; Texas, 5.1%; Pennsylvania, 4.1%; Ohio, 3.9%; Michigan, 2.7%; and Hawaii, 2.5%. No other state, country or political subdivision accounted for more than 2.5% of such premiums. The percentages do not reflect premiums received or paid in connection with reinsurance transactions.

   Continental is taking steps to shift its business mix towards those areas in which management believes Continental can achieve an underwriting profit without a predetermined target for business mix in order to increase profitability. Continental is significantly reducing the level of new business in its personal lines and standard commercial lines groups, which are focusing instead on their renewal business. Continental is also taking steps to curtail renewal business in unprofitable lines and industries. In 1994, the loss and expense ratios for the Insurance Operations increased 17.1 and 0.5 percentage points, respectively, from the prior year, primarily as a result of the Environmental IBNR Charge, the Reserve Strengthening Charge and the Restructuring Charge. Underwriting results for the Insurance Operations produced statutory combined ratios for their personal and commercial lines of 112.8% and 128.6%, respectively, in 1994, compared with 108.8% and 108.4%, respectively, in 1993.

   Many states require property and casualty insurers to participate in "plans", "pools" or "facilities" which provide coverages for defined risks at rates required by regulators which insurers otherwise would be unwilling to underwrite in view of the nature of the risks and the claims experience of the insureds or the insurance classes of which they are members. Continental provides for its share from its participation in these pools and associations, as well as its participation in voluntary pools and associations, based upon results reported to it by these organizations. In 1994, these involuntary writings totaled approximately $236 million, or approximately 5.7% of the Insurance Operations' total written premiums. The statutory underwriting loss on this business was $30 million during 1994, accounting for approximately 2.8% of Insurance Operations' statutory underwriting loss. In 1994, 35.5%, and 62.0% of these writings were attributable to automobile and workers' compensation businesses, respectively. (For additional information concerning such pools and associations, see "Regulation" commencing on page 20 herein.)


                                   Competition

   The property and casualty insurance industry is highly competitive. Continental's Insurance Operations compete with other stock companies, specialty insurance organizations, mutual insurance companies, and other underwriting organizations. As reported by the Insurance Information Institute in 1994, an educational, fact-finding and communications organization, the property and casualty industry in the United States is comprised of approximately 900 leading insurance organizations, none of which has a market share larger than 12% and the top ten of which account in the aggregate for less than 45% of the market. Companies in the United States also face competition from foreign insurance companies and from "captive" insurance companies and "risk retention" groups (i.e., entities established by insureds to provide insurance for themselves).
In the future, the industry, including Continental's Insurance Operations, may face increasing insurance underwriting competition from banks and other financial institutions.

   Based upon the 1994 edition of Best's Aggregates and Averages for the calendar year 1993, Continental's domestic property and casualty companies collectively ranked eleventh in overall premium volume among United States property and casualty insurers. In addition, such companies are among the leading twenty in such categories as commercial multi-peril, aircraft, farmowners, homeowners, fire & allied lines, ocean marine and inland marine lines, and among the leading twenty-five in commercial automobile lines. Because of the relatively large size and underwriting capacity of Continental's property and casualty companies, many opportunities are available to them that are not available to smaller companies.

   The competitive focus of Continental's Insurance Operations is to (1) offer combinations of superior products, services and premium rates; (2) distribute their products efficiently; and (3) market them effectively. Reliance upon these factors varies from line to line of insurance and from product to product within lines of insurance. Rates are not uniform for all insurers and vary according to the respective types of insurers and methods of operation. Continental's Insurance Operations have traditionally marketed their products principally through independent agents and brokers.
This system of marketing is facing increased competition from financial institutions and other companies that market their insurance products directly to the consumer. In response to this competition, Continental has implemented several programs designed to develop a more concentrated and productive agency and brokerage force by eliminating duplication of functions, shifting its mix of business towards those areas in which management believes it can achieve underwriting profit without a pre-determined target for business mix, terminat-ing producers of unprofitable business, reducing its exposure to catastrophes and providing added incentives and improved support to its more productive producers. Such incentives include assurances of continuing representation; expanded promotional and marketing assistance; specialized account handling; training; and, in certain cases, financial assistance in connection with agency and brokerage expansion. Consequently, Continental's Insurance Operations have, over the past several years, placed computer terminals with many of their most productive producers, which permit producers to transmit information directly to Continental's computer centers and to receive policies, endorsements and other personal lines services overnight. In response to market conditions, Continental has also developed package personal and commercial policies for customers having standard risk exposures, customized products for certain classes of business and industries, and a strong distribution network comprised largely of selected producers with professional sales skills and product knowledge in Continental's targeted markets.


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

   Continental's domestic insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of incorporation, that limit the amount of dividends and other distributions that those subsidiaries may pay to Continental. Each of the states in which one or more of these subsidiaries is domiciled has enacted a formula that governs the maximum amount of dividends that such subsidiaries may pay without prior regulatory approval. These formulas, which are substantially similar, limit such dividends on such factors as policyholders' surplus, net income, net investment income and/or unassigned surplus. These restrictions will, under certain circumstances, significantly reduce the maximum amount of dividends and other distributions payable to Continental by its domestic insurance subsidiaries without approval by state regulatory authorities. Some restrictions require that dividends, loans, and advances in excess of stated levels be approved by state regulatory authorities. During 1994, Continental's domestic insurance subsidiaries paid it $70 million in dividends. To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions. As of December 31, 1994, under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its domestic insurance subsidiaries during the year ending December 31, 1995 without regulatory approval is estimated to be $71 million. (See Note 18 to Consolidated Financial Statements included in the Proxy Statement at page F-44.) Continental anticipates that dividends from its domes-tic insurance subsidiaries, together with cash from other sources, will enable it to meet its obligations for interest and principal payments on debt, corporate expenses, declared shareholder dividends and taxes in 1995.

   Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. For example, pollution liability for insurers could be affected by federal initiatives relating to environmental pollution liability issues. In addition, the significant costs of natural catastrophes may prompt responsive legislation to expand the federal role in the funding of amelioration of future catastrophes. Other current proposals that may affect insurers are tort reform initiatives, where legislation aimed at tightening standards for suit, limiting punitive damages and reducing the liability of product sellers could have a positive impact in reducing costs associated with litigation in the claims handling process; legislation related to the availability and affordability of insurance products in certain areas; initiatives relating to the ability of banks to provide insurance products; and proposals relating to health care reform or change.

   The National Association of Insurance Commissioners ("NAIC") has developed several model initiatives to strengthen the existing state regulatory system, including uniform accreditation of state insurance regulatory systems; limitations on the payment of dividends by property and casualty insurance companies; adoption of risk-based capital standards; actuarial certification of reserves; and independent audits of insurer financial statements. Adoption of such initiatives will be on a state-by-state basis. Continental favors stronger solvency standards, but recognizes that more regulation, at either the state or federal level, will increase the cost of providing insurance coverage. In the fourth quarter of 1993, the NAIC adopted a risk based capital ("RBC") standard for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate. The NAIC developed a model law which has been adopted by various states, including several of Continental's domiciliary states. Each state that adopts the model law will provide certain additional enforcement powers to its insurance regulators. As of December 31, 1994 and the date of this report, Continental believes that its domestic insurance subsidiaries have sufficient levels of capital for their respective operations based upon the RBC standards in effect and as applied by relevant state authorities and as applied to Continental's 1994 statutory financial statements.

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


                  Reserves for Unpaid Losses and Loss Expenses

   Continental's insurance subsidiaries establish reserves to cover their estimated liability for losses and loss expenses with respect to reported and unreported claims incurred (including for the first time, in 1994, unreported "Environmental Claims," as defined below) as of the end of each accounting period, after taking into effect salvage and subrogation claims. In establishing such reserves with respect to the period then ended, loss reserves recorded in prior periods are updated to reflect improved estimates of losses and loss expenses as actual experience develops and payments are made.

   The losses and loss expense reserves of Continental's insurance subsidiaries are estimates of the liability determined by using individual case-basis estimates on reported claims and statistical projections and industry measurement techniques for unreported claims. The statistical projection models used to estimate non-environmental unreported claims reflect changes in the volume of business written, as well as claim frequency and severity.
Adjustments to these models are also made for changes in the mix of business, claims processing and other items which affect the development patterns over time. Such statistical projections of ultimate net costs are used to adjust the amount estimated for individually established non-environmental case reserves, as well as to establish estimates for the amount needed for non-environmental unreported claims. (For a discussion of the techniques used for unreported Environmental Claims, see discussion at page 24 herein.)

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

   Continental conducts an annual fourth quarter in-depth review of its core (non-environmental) reserves using loss and loss adjustment expense information. Its 1994 fourth quarter review was completed in December 1994 on loss and loss adjustment information updated as of September 30, 1994. Upon completion of the annual fourth quarter review and a special review of workers' compensation reserves conducted in connection with the sale of Casualty, Continental strengthened its reserves by $200 million. Of the $200 million in additional loss and loss adjustment reserves, $100 million of the reserves was primarily due to a higher than anticipated number of claims and adverse loss development in case reserves in multi-peril and various smaller programs (primarily auto) and an increase in the number of large cases and adverse loss development in case reserves in the surety program. The other $100 million of additional loss and loss adjustment expense reserves were established in workers' compensation as a result of the annual fourth quarter review, the review conducted in connection with the sale of Casualty and negotiations with respect to such sale.

   Continental's reserves for losses and loss adjustment expenses include reserves for "Environmental Claims." Continental employs what it believes to be a broad definition of "Environmental Claims." "Environmental Claims" include reported and unreported claims or lawsuits, for which coverage is or may be alleged, arising from exposure to hazardous substances or materials originating from a site that is the subject of an investigation or cleanup pursuant to state or federal environmental legislation; claims or lawsuits involving allegations of bodily injury or property damage arising out of the discharge or escape of a pollutant or contaminant; and claims or lawsuits alleging bodily injury or property damage as a result of exposure over a period of time to products or substances alleged to be harmful or toxic. Based upon reviews of claim frequency, exposure trends and relevant legal issues relating to types of claims, Continental periodically revises the definition of Environmental Claims. In 1994, Continental broadened the definition of Environmental Claims to include claims arising from certain railroad exposures involving asbestos-related claims and other toxic tort claims, including repetitive stress and noise-induced hearing loss claims. Railroad exposure claims involving environmental pollution claims had previously been classified as Environmental Claims. The classification of asbestos-related and other toxic tort railroad exposure claims as Environmental Claims resulted in the reclassification of reserves relating to such claims to the gross reserves for Environmental Claims and gave rise to the increase in reserves for asbestos-related and other toxic tort claims from December 31, 1993 to January 1, 1994. (See the table entitled "Asbestos-Related, Other Toxic Tort and Environmental Pollution Claims" on page 26.) Claims falling under the above categories are classified into two general claim types: (1) asbestos-related and other toxic torts; and (2) environmental pollution. The table on page 26 sets forth information regarding the amounts of the reserves for Environmental Claims at December 31, 1994, 1993 and 1992 and payments of losses and loss expenses on such claims in each of those years. These reserves represent Continental's current best estimates of the probable cost to resolve such reported and unreported claims, either through settlement, litigation or alternative dispute resolution. The amounts in the table reflect the gross and net undiscounted estimated liability. (For information concerning reinsurance relating to Environmental Claims, see "Reinsurance" commencing on page 30 herein.) Such reserves incorporate factors specifically relevant to Environmental Claims, including the nature and scope of policy coverage; the number of claimants, defendants and co-insurers; the timing and severity of injuries or damage; and the relevant jurisdiction and case law. Continental has managed its reported Environmental Claims from its centralized Environmental Claims Department since 1981. Continental believes that its centralized approach to handling reported Environmental Claims gives Continental the best practicable ability to determine its liability.

   Prior to the third quarter of 1994, Continental did not establish reserves for incurred but not reported Environmental Claims ("Environmental IBNR Claims") because the existence of significant uncertainties (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language) and the absence of standard techniques to measure exposure did not allow ultimate liabilities to be reasonably estimated in accordance with accepted actuarial standards.

   While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for Environmental IBNR Claims, it has concluded that different measurement techniques, based on industry averages, for estimating a reserve for Environmental IBNR Claims have been sufficiently developed, and accepted in the insurance industry, to permit Continental to determine a reasonable gross estimate for Environmental IBNR Claims. However, due to the continuing level of uncertainty involved with environmental exposures, Continental may incur future charges for Environmental IBNR Claims, which may be material to Continental's financial position, results of operations or liquidity.

   Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves of $834 million for Environmental Claims. At December 31, 1994, the gross undiscounted reserves for losses and loss expenses were $354 million ($264 million at December 31, 1993) for reported Environmental Claims, and a gross undiscounted reserve of $480 million was established for losses and loss expenses for Environmental IBNR Claims ($0 million at December 31, 1993). The $354 million represents Continental's current best estimate for reported Environmental Claims. The $480 million represents Continental's best estimate for its Environmental IBNR Claims, using a measurement technique believed to be reasonable, based upon information currently available. However, it is not possible at this time to estimate the amount of additional liability related to Environmental IBNR Claims that is at least reasonably possible to exist.

   Included in Continental's reinsurance assets are amounts due for reported Environmental Claims of $175 million at December 31, 1994 ($105 million at December 31, 1993). A reinsurance asset of $80 million was recorded in conjunction with the establishment of the reserves for Environmental IBNR Claims, but was fully reserved for as not recoverable due to the degree of uncertainty in the collectibility of such amounts.

   The technique utilized by Continental involves measuring total net reserves for reported Environmental Claims and Environmental IBNR Claims in terms of the number of years such reserves could fund the net annual payments for these claims. Such technique is consistent with that utilized by an insurance rating agency and by the actuarial profession in some of its discussion papers for its preliminary work with respect to such liabilities. At the end of 1992, the industry was at a net environmental reserve to net environmental paid ratio ("Survival Ratio") of six times such paid losses, which had been increasing and was expected to increase further. At December 31, 1994, Continental's net Environmental Claims reserves would comprise approximately nine times its historical average net paid losses and loss expenses for these claims.

   Net losses and loss expenses incurred include charges for reported Environmental Claims and Environmental IBNR Claims of $573 million, $56 million and $81 million for 1994, 1993 and 1992, respectively. The 1994 increase is primarily related to the establishment of the reserves for the Environmental IBNR Claims.

   Continental has not marketed nor been in the business of providing environmental pollution coverages, with the exception of a program which was in effect from 1981 to 1985, which provided such coverage on a claims-made basis. There are currently two claims pending under policies written under this program for which Continental has established case reserves which reflect Continental's estimate of the probable ultimate cost of these claims. The allowable reporting period under all policies written under this program has expired.

   The 1980 enactment of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as similar state statutes, resulted in environmental pollution claims brought thereafter under standard form general liability policies. While most environmental pollution claims have arisen out of policyholders' obligations under federal and state regulatory statutes, claims have also been brought against policyholders by private third-parties alleging pollution-related property damage and/or bodily injury. Consistent with the broad range of entities which may become subject to designation as "Potentially Responsible Parties" under state and federal environmental statutes, insureds presenting such claims for coverage under general liability policies span a broad spectrum of commercial policyholders. Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of Continental's, and the industry's, standard form general liability policies written prior to 1986 have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Policies written after 1986 have not been subject to such wide-ranging challenges by policyholders and/or differing interpretations by the courts. Continental has consistently maintained during coverage litigation that its general liability policies did not provide coverage for environmental pollution liability.

   Asbestos-related claims have generally arisen out of product liability and railroad exposure coverage provided by Continental under general liability policies written prior to 1986. Thereafter, asbestos-product exclusions were included in general liability policies. Asbestos-related bodily injury litigation developed during the late 1970's. Initially, the majority of defendant-insureds making claims under general liability policies were involved in the mining, processing, distribution and sale of raw asbestos. By 1985, the category of defendants grew to include companies which produced a variety of products containing asbestos, including roofing materials, tile, refractory products, asbestos-containing clothing, and brake and clutch friction products. Continental had written primary general liability coverage for only two major asbestos manufacturers, and had settled all liabilities under those policies by 1989. Continental had written excess insurance coverage for several other asbestos manufacturers. In addition, Continental had written primary general liability coverage for companies which produce products containing asbestos.

   Claims which fall in the other toxic tort category have generally arisen out of product liability and railroad exposure coverage under general liability policies. These claims involve a variety of allegations of bodily injury as a result of exposure over a period of time to products alleged to be harmful or toxic, such as silica, lead-based paint, pesticides, dust, acids, gases, noise, chemicals, silicone breast implants and pharmaceutical products, as well as repetitive stress and noise-induced hearing loss claims.

   Typically, the coverage provided by Continental for all of the above claim-types represents a portion of the total insurance coverage available to a policyholder for such claims. Whenever appropriate, Continental actively seeks out opportunities to participate in cost-sharing agreements with other insurance carriers, stipulating an equitable allocation of expenses and indemnity pay-ments. Cost-sharing agreements are presently in effect with respect to litigation concerning a large majority of Continental's asbestos-related and other toxic tort litigation.

   As of December 31, 1994, there were approximately 2,311 pending environmental pollution claims involving approximately 892 policyholders, and environmental pollution-related coverage disputes involving approximately 329 policyholders in 421 actions. Approximately 1,465 environmental pollution claims closed or settled during 1994. Continental defines a "claim" as the potential financial exposure to a policy year based on an analysis of relevant factors, and which arises out of a policyholder's potential liability at a single site or multiple sites.

   A three-year asbestos-related, other toxic tort and environmental pollution loss reserve activity analysis is set forth below:

                                              Asbestos-Related, Other Toxic Tort
                                              and Environmental Pollution Claims
                                              ----------------------------------

                                                                         Year Ended December 31,

                                                              1994                 1993                1992
                                                           -----------         -----------        -----------
                                                                               (millions)
Asbestos-related and Other Toxic Tort
 Claims:
                  Gross Reserves as of January 1 (1)       $     165.6         $      85.6        $      76.8
                  Gross Incurred Losses and Loss
                   Adjustment Expenses  . . . . . .              287.6                46.0               45.0
                  Gross Payments for Losses and Loss
                   Adjustment Expenses  . . . . . .              (52.7)              (40.3)             (36.2)
                                                           -----------         -----------        -----------
                  Gross Reserves as of December 31         $     400.5         $      91.3        $      85.6
                                                           ===========         ===========        ===========
Environmental Pollution Claims:
                  Gross Reserves as of January 1  .        $     172.2         $     161.5        $     144.9
                  Gross Incurred Losses and Loss
                   Adjustment Expenses  . . . . . .              319.9                68.7               64.2
                  Gross Payments for Losses and Loss
                   Adjustment Expenses  . . . . . .              (58.6)              (58.0)             (47.6)
                                                           -----------         -----------        -----------
                  Gross Reserves as of December 31         $     433.5               172.2              161.5
                                                           ===========         ===========        ===========

Gross Claims Reserves as of December 31:
                  Asbestos-related and Other Toxic
                   Tort   . . . . . . . . . . . . .        $     400.5         $      91.3        $      85.6
                  Environmental Pollution . . . . .              433.5               172.2              161.5
                  Less Reinsurance  . . . . . . . .             (174.9)             (105.3)             (79.5)
                                                           -----------         -----------        -----------
Net Claims Reserves as of December 31 . . . . . . .        $     659.1               158.2              167.6
                                                           ===========         ===========        ===========

___________________________

(1) The increase in gross reserves from December 31, 1993 to January 1, 1994, resulted from a reclassification of reserves to this category as a result of Continental's broadening, in 1994, of the definition of Environmental Claims to include claims arising from certain railroad exposures involving asbestos-related and other toxic tort claims.


   As of December 31, 1994, Continental's $834 million gross loss and loss adjustment expense reserve for reported and unreported Environmental Claims included gross loss adjustment expense reserves of $318 million, or 38% of such total reserves (as of December 31, 1993, $54 million, or 21% of such total reserves). The amount of Continental's gross loss adjustment expense reserves for reported Environmental Claims and Environmental IBNR Claims as of December 31, 1994, constituted 26% of Continental's total gross loss adjustment expense reserves.

   In accordance with individual state insurance laws, certain of Continental's property and casualty subsidiaries discount certain workers' compensation pension reserves. The rate of discount varies by jurisdiction and ranges from 3.0% to 5.0%. The statutory discount on workers' compensation reserves at December 31, 1994, 1993 and 1992 is $509 million, or 7.1% of statutory reserves; $525 million, or 7.9% of statutory reserves; and $522 million, or 8.0% of statutory reserves, respectively. The discount includes an additional discount on the reserves at December 31, 1994, 1993 and 1992 for incurred but not reported claims of $143 million, $127 million and $187 million, respectively, for losses reported to Continental through its participation in joint reinsurance pools. In 1994, individual state insurance laws changed to restrict the discount on certain workers' compensation pension reserves. In addition, for the purpose of reporting on a generally accepted accounting principles ("GAAP") basis, these subsidiaries have discounted workers' compensation pension reserves since 1984 at a rate of 7% to reflect as-sumed market yields. Discounting at a rate of 7% in 1994, 1993 and 1992 reduced total reserves for losses at the end of such years by $680 million, or 9.3%; $696 million, or 10.5%; and $693 million, or 10.6%, respectively.

   As a result of the discounting of workers' compensation reserves, the ultimate net cost of the losses would, without taking other factors into account, be projected to exceed the amount of the carried reserves by the amount of the discount. The total amount of this excess will emerge as current year incurred losses develop over many years. If such excess had been reflected in the table on page 28 as development of prior year reserves, it would have added $34 million, or 0.6%; $39 million, or 0.7%; and $52 million, or 0.9%, respectively, to the 1993, 1992 and 1991 cumulative deficiencies as of December 31, 1994. However, the yields on these subsidiaries' investment portfolios have historically been greater than the discount rate, and any deficiency due to the discounting of such reserves should be more than offset by investment income.

   The table on page 28 shows the annual adjustment to historical reserves for each year since 1984. The reserves for unpaid losses and loss expenses are set forth on a cumulative basis for the year specified and all prior years. Although amounts paid for any year are reflected in the re-estimated ultimate net loss at the end of such year, there is no direct correlation in the development patterns between the two portions of the table because the re-estimated ultimate net loss includes adjustments for unpaid losses and loss expenses as well. Finally, an adjustment to an unpaid claim for a prior year will also be reflected in the adjustments for all subsequent years. For example, an adjustment made in 1990 for 1984 loss reserves will be reflected in the re-estimated ultimate net loss as a subsequent development for each of the years 1984 through 1989.

                                Ten-Year Loss Development Presented Net of Reinsurance
                                          With Supplemental Gross Data (1)(2)
                           1984     1985      1986     1987     1988     1989    1990     1991     1992      1993      1994
                           ----     ----      ----     ----     ----     ----    ----     ----     ----      ----      ----
                                                               (millions)
NET LIABILITY AS OF
  END OF YEAR . . . .     $2,946.6 $3,464.4 $4,038.9 $4,686.3 $5,339.5 $6,045.0 $5,963.1 $5,901.9 $5,806.5  $5,915.8  $6,608.2
 PAID AS OF:
    One Year Later  .      1,114.9  1,386.6  1,407.5  1,558.0  1,754.0  2,030.1  2,073.1  2,225.1  2,013.7   2,299.9
    Two Years Later .      1,813.8  2,152.1  2,295.6  2,591.6  2,876.0  3,388.2  3,381.7  3,411.3  3,368.2
    Three Years Later      2,284.5  2,727.4  2,940.3  3,292.2  3,688.5  4,331.9  4,240.8  4,390.0
    Four Years Later       2,648.9  3,157.6  3,399.2  3,810.8  4,270.7  4,942.3  4,970.8
    Five Years Later       2,929.6  3,461.1  3,756.0  4,191.0  4,659.6  5,448.0
    Six Years Later .      3,117.9  3,709.0  4,022.3  4,429.9  4,995.0
    Seven Years Later      3,299.6  3,907.8  4,185.4  4,679.4
    Eight Years Later      3,449.8  4,031.4  4,397.5
    Nine Years Later       3,552.7  4,208.7
    Ten Years Later .      3,699.3
NET LIABILITY
  RE-ESTIMATED AS OF:
    End of Year . . .      2,946.6  3,464.4  4,038.9  4,686.3  5,339.5  6,045.0  5,963.1  5,901.9  5,806.5   5,915.8   6,608.2
    One Year Later  .      3,149.9  3,512.2  4,080.8  4,810.5  5,444.7  6,066.6  6,059.6  6,027.2  5,807.6   6,768.9
    Two Years Later .      3,229.7  3,704.0  4,293.8  4,972.3  5,466.4  6,167.3  6,111.2  6,073.1  6,591.0
    Three Years Later      3,395.3  3,958.1  4,499.1  5,021.4  5,584.3  6,284.8  6,171.5  6,898.7
    Four Years Later       3,551.4  4,170.9  4,558.7  5,145.4  5,649.4  6,404.6  6,944.5
    Five Years Later       3,687.4  4,263.6  4,688.2  5,182.1  5,720.2  7,104.7
    Six Years Later .      3,760.3  4,392.0  4,772.8  5,220.4  6,373.8
    Seven Years Later      3,861.5  4,510.3  4,814.9  5,873.3
    Eight Years Later      3,948.5  4,550.9  5,481.9
    Nine Years Later       3,975.2  5,196.7
    Ten Years Later .      4,589.3
NET CUMULATIVE
  DEFICIENCY  . . . .      1,642.7  1,732.3  1,443.0  1,187.0  1,034.3  1,059.7    981.4    996.8    784.5     853.1
GROSS LIABILITY AS OF
  END OF YEAR . . . .                                                                              9,066.2    9,068.7 10,278.4
REINSURANCE
  RECEIVABLES . . . .                                                                              3,259.7    3,152.9  3,670.2
NET LIABILITY AS OF
  END OF YEAR . . . .                                                                              5,806.5    5,915.8  6,608.2
GROSS RE-ESTIMATED
  LIABILITY - LATEST                                                                               9,703.2   10,040.3
RE-ESTIMATED RECOV-
  ERABLE - LATEST . .                                                                              3,112.2    3,271.4
NET RE-ESTIMATED
  LIABILITY - LATEST                                                                               6,591.0    6,768.9
GROSS CUMULATIVE
  DEFICIENCY (3)  . .                                                                                637.0      971.6

     ---------------
     (1) Information for each year from 1984 - 1991 has been restated to reflect accounting for Continental's traditional assumed reinsurance and marine reinsurance businesses and indigenous international and international marine insurance businesses as discontinued operations. See "Discontinued Operations" commencing on page 11 herein.

     (2) The reserves of foreign subsidiaries are translated into United States dollars at the exchange rates as of each year-end. Foreign exchange factors tend to improve or adversely affect the reserve development (ultimate loss as compared to initial estimated liability) of foreign subsidiaries depending upon the relative movement of the exchange rates.

     (3) The gross reserves include direct written business and assumed business. In 1993, Continental commuted a reinsurance agreement, which had the effect of decreasing assumed business and reinsurance receivables by $208 million, but did not affect net reserves. This commutation pertains to certain business arising in 1992 and prior years.

                                       Reconciliation of Net Reserves for Losses and Loss Expenses
                                  from a Statutory Accounting Principles Basis to a Generally Accepted
                                           Accounting Principles Basis for the Last Two Years
                                                      With Supplemental Gross Data

                                                                                                  1994            1993
                                                                                              ------------    -----------
                                                                                                       (millions)
                 Total Net Statutory Reserves  . . . . . . . . . . . . . . . . . . . . . .    $    7,462.5    $   7,029.0

                 Less:  Net Reserves of Discontinued Operations  . . . . . . . . . . . . .           783.7          936.6
                                                                                              ------------    -----------
                 Net Statutory Reserves of Continuing Operations . . . . . . . . . . . . .         6,678.8        6,092.4
                 Adjustments to a Generally Accepted Accounting Principles Basis:
                      Primarily Discounting of Workers' Compensation Pension Reserves  . .          (150.6)        (176.6)
                      Environmental Reserves . . . . . . . . . . . . . . . . . . . . . . .            80.0         --
                                                                                              ------------    ---------
                 Net Reserves on a Generally Accepted Accounting Principles Basis  . . . .         6,608.2        5,915.8
                 Reinsurance Receivables . . . . . . . . . . . . . . . . . . . . . . . . .         3,670.2        3,152.9
                                                                                              ------------    -----------
                 Gross Reserves on a Generally Accepted Accounting Principles Basis  . . .    $   10,278.4    $   9,068.7
                                                                                              ============    ===========

                                              Reconciliation of Net Reserves for Losses and Loss
                                                      Expenses for the Last Three Years
                                                         With Supplemental Gross Data
                                                                         1994                 1993                1992
                                                                        ------               ------              ------
                                                                                           (millions)
                 Net Reserves as of January 1  . . . . . . . .     $        5,915.8     $    5,806.5        $     5,901.9
                                                                   ----------------     ------------        -------------
                 Incurred Related to:
                      Current Year . . . . . . . . . . . . . .              3,547.8          3,413.0              3,036.3
                      Prior Years  . . . . . . . . . . . . . .                853.1              1.1                125.3
                                                                   ----------------     ------------        -------------
                 Total Incurred  . . . . . . . . . . . . . . .              4,400.9          3,414.1              3,161.6
                                                                   ----------------     ------------        -------------
                 Paid Related to:
                      Current Year . . . . . . . . . . . . . .              1,183.3          1,291.1              1,031.9
                      Prior Years  . . . . . . . . . . . . . .              2,299.9          2,013.7              2,225.1
                                                                   ----------------     ------------        -------------
                 Total Paid  . . . . . . . . . . . . . . . . .              3,483.2          3,304.8              3,257.0
                                                                   ----------------     ------------        -------------
                 Less Sale of Canadian Subsidiaries  . . . . .               (225.3)            --                   --
                                                                   ----------------     ------------        -------------
                 Net Reserves as of December 31  . . . . . . .              6,608.2          5,915.8              5,806.5
                 Plus Reinsurance Receivables  . . . . . . . .              3,670.2          3,152.9              3,259.7
                                                                   ----------------     ------------        -------------
                 Gross Reserves  . . . . . . . . . . . . . . .     $       10,278.4     $    9,068.7        $     9,066.2
                                                                   ================     ============        =============

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

                                                       Components of Reserve Development
                                                           For the Last Three Years


                                                                                  Reserve Increase (Decrease)
                                                                                        at December 31,

                                                                         1994                 1993                1992
                                                                       --------             --------            --------
                                                                                     (net basis, millions)

                 Asbestos-related and Other Toxic Tort . . . .     $          271.0     $       22.4        $        33.3
                 Environmental Pollution . . . . . . . . . . .                301.5             33.5                 47.6
                                                                   ----------------     ------------        -------------
                 Subtotal  . . . . . . . . . . . . . . . . . .                572.5             55.9                 80.9
                 All Other . . . . . . . . . . . . . . . . . .                280.6            (54.8)                44.4
                                                                   ----------------     ------------        -------------
                 Total . . . . . . . . . . . . . . . . . . . .     $          853.1     $        1.1        $       125.3
                                                                   ================     ============        =============


              The increase in Continental's estimate of its liabilities for insured events of prior years for total Environmental Claims during each of the years 1994, 1993 and 1992 was 13.0%, 1.6% and 2.6%, respectively, of Continental's net incurred losses and loss expenses for such years.

              As a result of insured events in prior years, the provision for claims and claim adjustment expenses (net of reinsurance recoveries of $3,670 million and $3,153 million in 1994 and 1993, respectively) increased by $853 million in 1994, primarily due to a $573 million increase in asbestos-related, other toxic tort and environmental pollution claims (including $480 million for establishment of reserves for Environmental IBNR Claims in the third quarter of 1994); an $80 million increase resulting from higher than anticipated number of claims and adverse loss development in case reserves in multi-peril and various smaller programs (primarily auto) and an increase in the number of large cases and adverse loss development in case reserves in the surety program; and $100 million of additional loss and loss adjustment expense reserves established in workers' compensation, primarily as a result of Continental's annual fourth quarter review of reserves and reviews conducted in connection with the sale of Casualty and negotiations with respect to such sale.

              The $55 million reduction for the provision for claims and claim adjustment expenses other than asbestos-related and other toxic tort and environmental pollution claims in 1993 was primarily due to a decrease in the medical cost inflation rate trends in comparison to prior years, which was anticipated to primarily benefit the provision for claims and claim adjustment expenses relating to Continental's workers' compensation business, which is most affected by medical costs.


                                     Reinsurance

              In the ordinary course of business, Continental cedes business, on both a pro rata and excess of loss basis, to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not relieve Continental of its obligations to its insureds. Continental assumes business from other reinsurance organizations, primarily through its participation in voluntary and involuntary risk-sharing pools.

              For a table showing premiums written, premiums earned and losses and loss expenses information (direct, assumed and ceded) for the years ended December 31, 1994, December 31, 1993 and December 31, 1992 see the Proxy Statement at page F-31.

              Continental reviews the creditworthiness of its reinsurers on an ongoing basis. To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers which do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning its reinsurers. In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes these net recoveries to be probable. During 1994, Continental charged $135 million to earnings for uncollectible reinsurance (which includes an $80 million charge for the reinsurance asset recorded in conjunction with the establishment of the reserve for Environmental IBNR Claims that was fully reserved for as not recoverable), compared with $15 million in 1993 and $41 million in 1992. Continental has not incurred any significant reinsurance write-offs associated with its corporate catastrophe reinsurance program.


              Continental has in place various reinsurance arrangements with respect to its current operations. These arrangements are subject to retention, coverage limits and other policy terms. Some of the principal treaty arrangements which are presently in effect are: (1) an excess-of-loss treaty reducing Continental's liability on individual property losses; (2) a blanket casualty program reducing Continental's liability on third party liability losses; (3) a clash casualty program reducing Continental's liability on multiple insured/single event losses; and (4) a property catastrophe program, with a net retention of $50 million in both 1994 and 1993, reducing its liability from catastrophic events. Continental also uses individual risk facultative and other facultative agreements to further reduce its liabilities.

              Continental also has in place an aggregate excess-of-loss reinsurance contract with a limit of $400 million. This agreement was purchased in 1992 from National Indemnity Insurance Company. It covers losses and allocated loss expenses for 1991 and prior policy years. The business covered includes all lines of business written by Continental's domestic property and casualty insurance subsidiaries, with specific exclusions for nuclear exposure, war risks, business written through the Workers' Compensation Reinsurance Bureau and involuntary market pools, insolvency and guarantee fund assessments, taxes, unallocated loss adjustment expenses, and extra-contractual obligations.

              Effective July 1, 1994, Continental entered into a quota share agreement (previously referred to as the Quota Share Cession) to reinsure a portion of its domestic personal lines business with General Reinsurance Corporation. From July 1, 1994 through December 31, 1995, the quota share participation is 50% of covered lines. Continental ceded premiums related to the Quota Share Cession of $325 million in 1994 and expects to cede written premiums of approximately $300 million in 1995. This arrangement will help Continental lower its premium-to-surplus ratio and further reduce its exposure to catastrophes subject to the agreement's catastrophe coverage limits.

              Continental does not maintain any reinsurance arrangements whose coverage is limited solely to reported and unreported Environmental Claims, as defined above. The amounts of reinsurance receivables and recoverables that are reflected in Continental's Consolidated Financial Statements arose under a variety of reinsurance arrangements put in place generally from 1963 through 1986, which generally are the years in which Continental's general liability policies were alleged to provide coverage for those types of claims. As most of Continental's reserves for asbestos-related, other toxic tort and environmental pollution claims have arisen out of general liability policies written prior to 1986 (after which such policies have not generally been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions), a majority of reinsurance receivables and recoverables arising out of such claims in 1992, 1993 and 1994 related to reinsurance arrangements put into place prior to 1986. These reinsurance arrangements include primary casualty treaty arrangements, excess of loss and umbrella casualty treaty arrangements, property treaty arrangements and various facultative agreements.


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

              The following table sets forth the investment results of Continental and its subsidiaries for each of the past three years:

                                        Average             Net Investment           Current              Realized
                      Year          Investments (1)           Income (2)              Yield            Capital Gains

                                                             (millions, except percentages)
                 1994  . . . .           $ 8,695.4                  $504.2             5.8%                 $  76.0
                 1993  . . . .           $ 8,817.0                  $542.3             6.2%                 $ 124.5
                 1992  . . . .           $ 8,314.4                  $589.9             7.1%                 $ 215.6


          (1) Average of investments at beginning and end of calendar year, excluding operating cash, but including cash equivalents. Bonds and redeemable preferred stocks are reported at fair value, except for those investments intended to be held to maturity, which are reported at cost.
          (2) Net investment income after deduction of investment expenses, but before realized capital gains and applicable income taxes.


              The following table sets forth the amortized cost and estimated fair value of Continental's investment portfolio as at December 31 of the years indicated:

                                             1994                              1993                              1992

                                                                                                                             Net
                                                        Net                                Net                           Unrealized
                               Amortized             Unrealized  Amortized              Unrealized  Amortized               Gain
                                 Cost    Fair Value Gain (Loss)     Cost    Fair Value Gain (Loss)    Cost    Fair Value   (Loss)

                                                                     (millions)
     Fixed Maturities
      U.S. Treasury
     Securities              $  1,515.0  $ 1,442.4  $   (72.6)  $ 1,647.9   $ 1,706.5  $    58.6   $1,432.6   $ 1,453.3  $   20.7
      U.S. Agency Securities       70.3       67.2       (3.1)       25.3        27.1        1.8       46.0        46.7       0.7
      Tax-Exempt Securities       666.2      626.7      (39.5)    1,325.2     1,418.6       93.4      724.8       763.6      38.8
      Canadian Government,
      Provincial
        and Municipal
      Securities                  482.4      455.1      (27.3)      518.0       559.0       41.0      476.7       487.2      10.5
      Other International
     Securities                   623.3      612.3      (11.0)      646.8       689.9       43.1      743.5       767.5      24.0
      Corporate Securities      1,170.2    1,115.1      (55.1)    1,148.7     1,193.1       44.4    1,313.0     1,326.7      13.7
      Mortgage-Backed
     Securities                 1,516.3    1,431.8      (84.5)    1,255.1     1,270.3       15.2    1,299.7     1,337.5      37.8
      Redeemable Preferred
     Stocks                        45.5       44.4       (1.1)       48.9        51.9        3.0       55.6        57.6       2.0
                             ----------  ---------  ---------   ---------   ---------  ---------   --------   ---------  --------
                             $  6,089.2  $ 5,795.0  $  (294.2)  $ 6,615.9   $ 6,916.4  $   300.5   $6,091.9   $ 6,240.1  $  148.2
                             ==========  =========  =========   =========   =========  =========   ========   =========  ========

     Equity Securities
      Common Stocks                92.3      117.2       24.9       500.8       653.7      152.9      583.6       737.9     154.3
      Nonredeemable Preferred
      Stocks                        4.6        3.7       (0.9)       99.2       105.4        6.2      176.1       170.9      (5.2)
                             ----------  ---------  ---------   ---------   ---------  ---------   --------   ---------  --------
                             $     96.9  $   120.9  $    24.0   $   600.0   $   759.1  $   159.1   $  759.7   $   908.8  $  149.1
                             ==========  =========  =========   =========   =========  =========   ========   =========  ========

     Other Long-Term
     Investments                  530.4      537.7        7.3       387.9       395.9        8.0      340.2       340.2       --
                             ----------  ---------  ---------   ---------   ---------  ---------   --------   ---------  --------
     Other Short-Term
     Investments                1,794.8    1,794.8       --       1,071.0     1,071.0       --        647.9       647.9       --
                             ----------  ---------  ---------   ---------   ---------  ---------   --------   ---------  --------
     Fixed Maturities Held to
     Maturity                        --         --       --            --          --       --        354.5       383.7      29.2
                             ----------  ---------  ---------   ---------   ---------  ---------   --------   ---------  --------
      Total Investments      $  8,511.3  $ 8,248.4  $  (262.9)  $ 8,674.8   $ 9,142.4  $   467.6   $8,194.2   $ 8,520.7  $  326.5
                             ==========  =========  =========   =========   =========  =========   ========   =========  ========


             The value of Continental's investment portfolio has been negatively impacted by recent increases in interest rates, which resulted in a reduction in the fair value of Continental's fixed income securities.

             Continental is shifting its investment focus from an objective of total return to an objective to maximize pre-tax investment income and minimize volatility of shareholders' equity. Accordingly, Continental is continuing to reduce the equity and non-investment grade bond components of its portfolio and reduce the average maturity of the taxable fixed income investments. Presently, Continental also intends to enter into derivative investments primarily as economic hedges against the fixed income portfolio.

             All investments are made in accordance with applicable state investment laws; further, Continental employs strict internal guidelines limiting its investments in any particular issue and in any particular industry. Continental also maintains short-term investments and cash equivalents for the current and anticipated near-term liquidity needs of its operations.

             Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Moody's rating of Aa1, Moody's second highest of ten investment grade ratings (or its Standard & Poor's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $5,795 million at December 31, 1994 (compared with a fair value of $6,916 million at December 31, 1993) and included mortgage-backed securities with a fair value of $1,432 million and an amortized cost of $1,516 million at December 31, 1994 (compared with a fair value of $1,270 million and an amortized cost of $1,255 million at December 31, 1993). Continental's mortgage-backed securities have an average Moody's rating of Aaa, Moody's highest rating (or its Standard & Poor's equivalent), and an average life of 7 years. Continental has an insignificant investment in col-lateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate.

             At December 31, Continental's fixed maturities available-for-sale portfolio classified by Moody's rating was as follows:

                                                                            Percentage of Fixed Maturities
                                                                             Available-for-Sale Portfolio
                                                                    ----------------------------------------------
                               Moody's Rating                           1994                      1993
                               --------------                          -------                  -------
                                  Aaa........................         62.1%                      62.0%
                                  Aa.........................         15.0                       15.7
                                  A..........................         15.2                       11.2
                                  Baa........................          7.2                        9.6
                                  Below Baa..................          0.5                        1.5
                                                                     -------                   -------
                                                                     100.0%                     100.0%
                                                                    =======                    =======

             At December 31, 1994, the fixed maturities portfolio included an immaterial amount of securities, the fair value of which is expected to be lower than its carrying value for more than a temporary period; such investments have been recorded in Conti-nental's Consolidated Balance Sheets (see the Proxy Statement at p. F-18) at their net realizable value.

             At December 31, 1994, Continental's equity securities had a fair value of $121 million, which represented a $608 million decrease from the fair value at September 30, 1994, primarily due to sales, in the fourth quarter, of $615 million of Continental's appreciated equity securities. As a result of those fourth quarter sales, Continental recognized $102 million of realized capital gains.

             In 1994, Continental held derivative financial investments for the purposes of enhancing income and total return and/or hedging long-term investments. Presently, it is Continental's intent to enter into derivative financial investments primarily as economic hedges against the fixed income portfolio. At December 31, 1994, the total notional value of Continental's derivative financial investments amounted to $184 million, and included futures contracts, interest rate swap agreements, options and foreign currency forward contracts. The notional amounts of such instruments as of December 31, 1994 and 1993, respectively, were as follows: foreign currency forward contracts of $3 million and $0 million; interest rate swaps of $33 million and $208 million; options of $25 million and $0 million; and futures contracts of $123 million and $123 million. Continental does not participate in these types of financial instruments as an intermediary, and believes it limits its credit risk of non-performance by any counterparty to an insignificant amount.

             Continental has forward contracts in place to hedge the cash proceeds from the sale of CI Canada. These forward contracts expire in 1995 and at December 31, 1994 had an unrealized gain of $1 million with respect to them.

             At December 31, 1994, Continental also had a $109 million investment in privately-placed direct mortgages, which are included in "Other Long-Term Investments at Fair Value" in Continental's Consolidated Balance Sheets (see the Proxy Statement at page F-18).

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

             Unrealized appreciation on investments available-for-sale decreased $731 million, before income taxes, from December 31, 1993 primarily as a result of a loss in value due to increased interest rates and sales of equity securities. Unrealized appreciation on fixed maturities decreased $595 million. Unrealized appreciation on common stocks decreased $128 million, while unrealized appreciation on nonredeemable preferred stocks decreased $7 million. Unrealized appreciation on other long-term assets decreased $1 million. In addition, unrealized appreciation on investments held by discontinued operations decreased $44 million, before income taxes, from December 31, 1993.

             In recent years, a small portion of Continental's investment funds has been committed to alternative areas of investment (i.e., other than Continental's traditional areas). Continental currently invests in alternative areas including limited partnerships, venture capital partnerships and international diversification investments. As of December 31, 1994, the total investment in these areas represented approximately 5% of Continental's investment portfolio.

             Continental, through its former participation in the Municipal Bond Insurance Association, issued guarantees of financial obligations. During 1986, this association was reorganized as a corporation named MBIA, Inc. Continental's net par value exposure at December 31, 1994 on guarantees issued before the reorganization was $1.1 billion (1993 - $1.4 billion), all of which has been reinsured by MBIA, Inc. In addition, Continental has issued financial guarantees of limited partners' obligations, municipal lease obligations, industrial development bonds and other obligations. Continental's net par value exposure on these guarantees at December 31, 1994 was $133 million (1993 - $151 million). The maturity dates of these obligations range between one and twelve years. Continental continually monitors its exposure relating to financial guarantees. Continental does not believe that its exposures relating to financial guarantees are material.


                                    Miscellaneous

             During 1994, Continental extended the maturity on its revolving credit facility from December 30, 1994 to December 31, 1995. In addition, the revolving credit facility was increased by $60 million and provides for borrowings of up to $210 million from a syndicate of banks. Funds borrowed through the facility may be used for general corporate purposes, but Continental has used and intends to use the facility primarily as an alternative to traditional sources of short-term borrowings. At December 31, 1994, Continental had a $205 million balance outstanding under the facility. Under the revolving credit agreement, Continental is required, among other things, not to exceed a modified debt to capital ratio (debt plus shareholders' equity, excluding net unrealized appreciation/(depreciation) of investments, plus redeemable preferred stocks) of 45%, for the period through June 29, 1995, and 40%, thereafter, and to maintain a minimum level of statutory surplus for its domestic insurance subsidiaries of $1,400 million, for the period through June 29, 1995, and $1,465 million, thereafter. At December 31, 1994 (the most recent date of compliance calculations), Continental's modified debt to capital ratio was approximately 40.1% and statutory surplus for its domestic insurance subsidiaries was $1,468 million.

             In March 1993, Continental sold a total of $150 million of a total of $350 million of Notes (which provided $148 million of a total of $346 million in cash, net of offering and underwriting costs) outstanding under its shelf registration of up to $400 million of debt securities with the Securities and Exchange Commission. During 1993, Continental used $282 million of net proceeds from these sales to retire its outstanding 9 3/8% Notes due July 1, 1993 and $50 million of net proceeds from these sales to reduce corporate short-term borrowings. As described above (see "Re-engineering Strategy" commencing on page 1), during 1994, Continental sold preferred stock and an option for $275 million in cash. Pursuant to its obligations under the CNA Securities Purchase Agreement, Continental will endeavor to raise additional capital of approximately $100 million, through the issuance of either preferred stock or notes, if the CNA Merger is not consummated. If such addition-al funds are not raised within 360 days after termination of the Merger Agreement or if the annual dividend rate or interest rate on such securities exceeds 13%, then the annual rate of cumulative cash dividends on Continental's 9.75% preferred stock will be increased to a rate of 10.75%. Continental does not currently contemplate incurring additional borrowings other than for the purpose of reducing amounts outstanding under its revolving credit facility.

             During the first quarter of 1995, Continental redeemed its Series A and Series B Preferred Stock. Continental will pay a total of $2.1 million in connection with that redemption.

             As of December 31, 1994, Continental and its subsidiaries had approximately 9,357 employees, compared with 12,255 at December 31, 1993. Continental and its subsidiaries consider their em-ployee relations to be satisfactory.


          Item 2.  Properties

             Continental's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by Continental's subsidiaries:

                                                             Amount of
                                                          Building Owned
                                                          and Occupied or
                                                             Leased by
                                                         Continental or its
                                                         Subsidiaries (net
                                                          of third-party
                                         Size (in square  subleases) (in
                        Location            feet) (1)      square feet)      Principal Usage           Operations
                180 Maiden Lane,            1,066,740         605,777      Principal Executive  Corporate/Insurance
                New York, New York(2)                                      Offices of           Operations/Asset
                                                                           Continental          Management

                1 Continental Drive          490,993          490,993      Property, Casualty   Insurance Operations
                Cranbury, New Jersey                                       Insurance Offices

                200 S. Wacker Drive,         331,904          290,104      Property, Casualty   Insurance Operations
                Chicago, Illinois                                          Insurance Offices

                1111 E. Broad St.,           197,537          197,537      Property, Casualty   Insurance Operations
                Columbus, Ohio                                             Insurance Offices

                1100 Ward Avenue,            186,492          95,450       First Insurance Com- Insurance Operations
                Honolulu, Hawaii(2)                                        pany of Hawaii, Ltd.
                                                                           Headquarters

                333 Glen Street,             158,700          158,700      Property, Casualty   Insurance Operations
                Glens Falls, New York                                      Insurance Offices;
                                                                           Residual Market
                                                                           Center

                3501 State Highway           129,965          129,965      Data Processing      Systems
                No. 66, Neptune, New                                       Facilities
                Jersey

          (1) Represents the amount of space owned, occupied by or leased to Continental or its subsidiaries. To the extent not occupied by Continental or its subsidiaries, such space is or is intended to be subleased to third parties.

          (2) Represents property owned in fee by Continental's subsidiaries and held subject to mortgages. (See Note 12 to Consolidated Financial Statements included at pages F-33-F-34 of the Proxy Statement.)


          Item 3.  Legal Proceedings

             Continental's subsidiaries are routinely party to litigation incidental to their business, as well as other litigation of a nonmaterial nature. Management regularly evaluates the liability of Continental and its subsidiaries associated with such litiga-tion. The status of such litigation is reviewed in consultation with Continental's in-house legal staff, Corporate Claims Depart-ment and Environmental Claims Department, and their respective outside counsel, all of whom have extensive experience in handling such matters. Based upon the foregoing evaluative process, Continental makes a determination as to the effect that such litigation may have upon its financial condition on a consolidated basis. In the opinion of Continental, no individual item of litigation, or group of related items of litigation (including asbestos-related, other toxic tort and environmental pollution matters), taken net of claims reserves established therefore and giving effect to reinsurance, is likely to result in judgments for amounts material to the financial condition of Continental and its subsidiaries on a consolidated basis. In light of Continental's recent operating results, it is possible that litigation judgments or settlements may have a material impact on results of operations and liquidity.

             A Continental subsidiary and other workers' compensation carriers are involved in the Maine Workers' Compensation
                                       ---------------------------
          Assessment Litigation, which is currently pending in Maine State
          ---------------------
          Superior Court. This litigation is a collection of various appeals and proceedings from the Maine Bureau of Insurance, and involves the statutory reconciliation of the residual market pool for workers' compensation. The impacted policy years are 1988 through 1992 which are to be re-examined annually through 1999. For each of those years, the Bureau of Insurance is to conduct a "Fresh Start" proceeding, in which a determination is to be made as to whether the residual market was operating at a deficit for the policy year in question and if so, which portion of the deficit is to be paid by surcharges to the employers/insureds and which portion of the deficit is to be assessed to the servicing and other insurance carriers. The statute requires the Maine Superintendent of Insurance to determine whether the carriers used "good faith best efforts" to depopulate the residual market in order to allocate a percentage (up to 50%) of the deficit against the carriers. 90% of the portion allocated to the carriers will be assessed to the approximately twelve (12) servicing carriers (which includes Continental subsidiary) on a roughly per capita basis subject to possible exceptions and adjustments for which new rules are being promulgated by the Superintendent in another proceeding.

             In several decisions beginning in October 1994, a Maine court (the state Superior Court) in the first judicial appellate review ruling on the validity of any of the underlying administrative proceedings, upheld a significant portion of the Superintendent's methodology and dollar deficit determinations, while invalidating certain other findings challenged by the carriers. Thus far the Commissioner has found deficits for the policy years 1989, 1990, and 1991. No deficit for policy year 1992 has been found, and policy year 1993 will not be considered until the 1995 "Fresh Start" proceedings. For the years 1989 through 1991, the Superintendent ruled that based upon insufficient depopulation efforts, the maximum permitted 50% of the deficit was to be allocated to carriers, with the other 50% being surcharged to employers/insureds. Each of the separate "Fresh Start" decisions, which form the basis of the Superintendent's allocations, have been appealed. In addition, the Superintendent's allocation of $40 million of the combined 1988 through 1991 deficit, servicing carrier performance and investment yield issues has been challenged.

             Those decisions all are currently pending on appeal to the Maine Law Court. The amount of the deficit for prior years 1989-1992 is still being litigated, and remains to be determined. The Continental subsidiary will be liable for a certain percentage of any such deficit, which percentage will be determined in a separate proceeding and is dependent on a combination of residual and voluntary workers' compensation market shares. In light of Continental's recent operating results, an adverse decision in this action may have a material impact on results of operations and liquidity.

             In May 1994 and subsequently, a purported class action entitled Weatherford Roofing et al. v. Employers National
                   ------------------------------------------------
          Insurance Company, et al. and related actions, were instituted in
          -------------------------
          state court in Dallas, Texas. They involve alleged assigned risk overburden ("ARO") and other over-charges levied by insurance carriers writing workers compensation business in the State of Texas from May 15, 1987 through April 1, 1992. During that period, the residual market pool for workers' compensation generated deficits which were assessed to carriers in relation to their voluntary written workers' compensation premium. Continental subsidiaries had a total Texas workers' compensation premium volume of approximately $530 million during that period.

                The action seeks to certify a class of all commercial insureds who were allegedly overcharged on workers' compensation policies and in some cases, other casualty insurance policies, purchased during said period. The fourteenth amended complaint currently names some 260 insurance carrier defendants who wrote such coverage in the State of Texas during that same time. Two defendant groups, Hartford and St. Paul, have entered into settlements totalling about $25 million. Nine (9) Continental companies are named as defendants. Plaintiff's claim breach of contract and fraud as well as violations of the Texas Deceptive Trade Practices Act ("DTPA"), the deceptive practices and other provisions of the Texas Insurance Code, and the state antitrust act. Plaintiffs' seek actual damages, enhanced and/or treble damages and attorneys fees, as well as injunctive relief. At the present time the complaints have been served and answers and other defenses interposed. The plaintiff's motion for class certification is being opposed.

             Although, Continental intends to defend this action vigorously, in light of Continental's recent operating results, an adverse result in this action may have a material impact on results of operations and liquidity.

             Beginning on December 7, 1994, five purported class actions were filed in New York State Supreme Court, New York County, against Continental and directors of Continental by persons claiming to be stockholders of Continental. The plaintiffs in these actions allege that directors of Continental breached their fiduciary duties when they approved the Merger Agreement with CNA and its affiliate, Chicago Acquisition Corp., by, among other things, agreeing to the Merger at an unfair and inadequate price, failing to adequately "shop" Continental and failing to maximize value for Continental's shareholders. The plaintiffs in two of these actions have also named CNA as a defendant, and allege that CNA aided and abetted the breaches of fiduciary duty. The plaintiff in another of these actions alleges that directors of Continental also violated Sections 715 and 717 of the NYBCL (which relate to the duties of officers and directors). The plaintiffs in one or more of these purported class actions seek, among other relief, an injunction prohibiting the Merger, other injunctive relief and unspecified monetary damages. Counsel for the plaintiffs in these actions have advised counsel for Continental that they intend to serve a single, consolidated amended complaint.

             Continental does not believe that this litigation is likely to have a material adverse effect on the financial condition or results of operations of Continental because, based on its review of the complaints that have been filed, the underlying facts and the applicable law, Continental believes that the claims against it and its directors have no merit and that it is highly unlikely that an injunction will be issued or that damages will be awarded against Continental or its directors in an amount that would have a material adverse effect on the financial conditions or results of operations of Continental.


          Item 4.  Submission of Matters to a Vote of Security Holders

             During the fourth quarter of 1994, no matter was submitted to a vote of Continental's shareholders.


                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

             Continental's Common Stock has traded on the New York Stock Exchange since May 27, 1968 (symbol: CIC). The Common Stock also trades on the Midwest Stock Exchange and the Pacific Stock Exchange.

             The following table sets forth, for the calendar periods indicated, the high and low sale prices per share of Continental's Common Stock as reported by the NYSE.

                                         Common Stock
                                         ------------
                                   High              Low
                                   ----              ---

          Calendar 1993
               First Quarter       29-1/2            24-3/4
               Second Quarter      31-1/4            24-3/8
               Third Quarter       34-5/8            30-3/8
               Fourth Quarter      33                27-1/2

          Calendar 1994

               First Quarter       28-1/2            22-1/8
               Second Quarter      23-5/8            14-1/8
               Third Quarter       19-7/8            13-3/8
               Fourth Quarter      19-1/8            12


             On October 12, the day prior to the announcement of the IP Securities Agreement, the closing sales price of the Common Stock on the New York Stock Exchange was $13.50 per share. On
          December 5, 1994, the day prior to the announcement of the proposed CNA Merger, the high, low and closing sales prices of the Common Stock on the New York Stock Exchange were $14.375, $14.125 and $14.375 per share, respectively.

             As of March 27, 1995, there were approximately 11,750 registered holders of Continental's Common Stock.

             Continental paid $0.50, $1.00 and $2.20 per share in dividends in the first nine months of 1994 and in 1993 and 1992, respectively. In August 1994, the Board of Directors, citing the need to further strengthen Continental's capital base, eliminated the quarterly cash dividend on the Common Stock. Continental is prohibited under certain provisions of its preferred stock from paying Common Stock dividends until December 9, 1997, and will be restricted from paying Common Stock dividends thereafter under certain circumstances.

             Material appearing under the captions "Summarized Consolidated Quarterly Financial Data (Unaudited)", "Selected Consolidated Financial Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Resources and Liquidity", and Notes 16 and 18 to Consolidated Financial Statements included in Continental's Proxy Statement is incorporated herein by reference.


          Item 6.  Selected Financial Data

             Material appearing under the caption "Selected Consolidated Financial Information" included in the Proxy Statement is incorporated herein by reference.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Proxy Statement is incorporated herein by reference.


          Item 8.  Financial Statements and Supplementary Data

             Consolidated Financial Statements and related Notes, and material appearing under the captions "Independent Auditors' Re-port", "Report on Financial Statements" and "Summarized
          Consolidated Quarterly Financial Data (Unaudited)" included in the Proxy Statement are incorporated herein by reference.


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Within the 24 months prior to the date of its most recent financial statements, Continental did not file a report on Form 8-K reporting a change of accountants.


                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

          (a)  Directors of the Registrant

                Name                             Title                                                   Age
                ----                             -----                                                   ---

                Ivan A. Burns                    Director                                                60

                Alec Flamm                       Director                                                68

                Irvine O. Hockaday, Jr.          Director                                                58

                John E. Jacob                    Director                                                60

                John P. Mascotte                 Director, Chairman of the Board and                     55
                                                 Chief Executive Officer

                John F. McGillicuddy             Director                                                64

                Richard de J. Osborne            Director                                                60

                John W. Rowe, M.D.               Director                                                50

                Patricia Carry Stewart           Director                                                66

                Adrian M. Tocklin                Director, President and
                                                 Chief Operating Officer                                 43

                Francis T. Vincent, Jr.          Director                                                56

                Michael Weintraub                Director                                                56

                Anne Wexler                      Director                                                65

             All Directors of Continental are elected to serve for terms to expire at the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors shall have been elected.

             Ivan Burns is a former Executive Vice President-Administration and Director (1989-90) of CPC International Inc., and was President of its Corn Wet Milling Division (1985-87). From 1983 to 1985 he had been Chairman of the Board and Chief Executive Officer of ACF Industries, Inc. He has been a Continental Director since 1983. Committees: Compensation and Nominating.

             Alec Flamm is a former Vice Chairman (1985-86), President and Chief Operating Officer (1982-85) and Director (1981-86) of Union Carbide Corporation. Mr. Flamm has been a Continental Director since 1983. He is also a director of Imcera Group, formerly the International Minerals and Chemicals Corporation. Committees:
          Compensation (Chair), Executive and Public Affairs.

             Irvine O. Hockaday, Jr. has been President and Chief Executive Officer of Hallmark Cards, Inc. since 1986, and a Director since 1978. Prior to joining Hallmark Cards, Inc., he was President and Chief Executive Officer of Kansas City Southern Industries, Inc. Mr. Hockaday has been a Continental Director since 1989. He also is a Director of The Ford Motor Company and Dow Jones Inc.
          Committees:  Audit and Investment.

             John E. Jacob has been Executive Vice President and Chief Communications Officer of Anheuser Busch Companies, Inc. since 1994. From 1982 to 1994, he was President and Chief Executive Officer of the National Urban League. He has been a Continental Director since 1985. Mr. Jacob also is a Director of Coca Cola Enterprises, Inc., Anheuser-Busch Companies, Inc. and LTV Corporation. Committees: Audit (Chair), Executive and Public Affairs.

             John P. Mascotte has been Chairman and Chief Executive Officer of Continental since 1982. From 1992 through 1994, he also acted as President, a position he held during the period 1981-1984.
          Mr. Mascotte is also the chief executive officer and director of several subsidiaries of the Corporation. Mr. Mascotte has been a Continental Director since 1981. He also is a Director of Hallmark Cards, Inc., Chemical Banking Corporation, Chemical Bank, Business Men's Assurance Company of America and American Home Products Corporation. Committee: Executive (Chair).

             John F. McGillicuddy is the retired Chairman of the Board and Chief Executive Officer of Chemical Banking Corporation and Chemical Bank. Prior to the merger on January 1, 1992 of Manufacturers Hanover Corporation and Chemical Banking Corporation, Mr. McGillicuddy had been Chairman and Chief Executive Officer of Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company, positions he had held since 1979. Mr. McGillicuddy is a Director of Chemical Banking Corporation and Chemical Bank. He has been a Continental Director since 1975. Mr. McGillicuddy also is a Director of UAL Corporation, USX Corporation, Empire Blue Cross and Blue Shield and Kelso & Company. Committees: Audit, Executive, Investment and Nominating (Chair).

             Richard de J. Osborne has been Chairman, Chief Executive Officer and President of ASARCO Incorporated since 1985. He has been a Continental Director since 1992. Mr. Osborne is a Director of ASARCO and Schering-Plough Corporation, Chairman and a Director of American Mining Congress, a Director and former Chairman of International Copper Association, Chairman and a Director of Copper Development Association, and a Director of the United States Chamber of Commerce, the Americas Society and the Council of the Americas. He also is President and a Director of the American-Australian Association and a member of the Council on Foreign Relations, the Economic Club of New York and The Conference Board. Committees: Audit, Executive and Investment.

             John W. Rowe, M.D., has been President of Mount Sinai Medical Center and Mount Sinai School of Medicine since 1988. He was formerly a Professor of Medicine at Harvard Medical School (1974-
          1988). He has been a Continental Director since 1993. Dr. Rowe is a member of the Board of Directors of the American Board of Internal Medicine and the New York Academy of Medicine. He is a past President of the Gerontological Society of America and the American Federation for Aging Research, and a member of the Institute of Medicine of the National Academy of Sciences.
          Committees:  Compensation and Public Affairs.

             Patricia Carry Stewart is a former Vice President of The Edna McConnell Clark Foundation (1974-1992). She has been a Continental Director since 1976. Ms. Stewart is also a Director of Bankers Trust Company, Bankers Trust N.Y. Corporation, and Melville Corporation. She serves as a Trustee and Vice Chairman of the Board of Cornell University, a member of the Council on Foreign Relations and a director and Vice Chairman of the Board of the Community Foundation for Palm Beach and Martin Counties.
          Committees:  Investment (Chair) and Nominating.

             Adrian M. Tocklin has been a Director, President and Chief Operating Officer of Continental since July 1994. Prior to that time, she served as Executive Vice President of Continental and President, Continental Risk Management Services, since November 1992, and as Senior Vice President, Corporate Claims, of Continental (July 1988-November 1992).

             Francis T. Vincent, Jr. is a former Commissioner of Major League Baseball (1989-1992). From 1979 to 1989, he served as Executive Vice President of The Coca-Cola Company and Chief Executive Officer, Chairman of the Board and President of Columbia Pictures Industries, Inc., formerly a subsidiary of The Coca-Cola Company. Mr. Vincent has been a Continental Director since 1992. He also is a Director of Time-Warner Corp., Culbro Corp. and Oakwood Homes Corp. Committees: Compensation and Nominating.

             Michael Weintraub is a private investor. He has been a Continental Director since 1976. Mr. Weintraub also is a Director of NationsBank Corporation and IVAX Corporation and a trustee of the Miami Heart Research Institute. Committees:
          Audit and Investment.

             Anne Wexler has been Chairman of The Wexler Group, a Washington, D.C., government relations consulting firm, 1981. She has been a Continental Director since 1990. Ms. Wexler is also a Director of American Cyanamid Corporation, Comcast Corporation, Dreyfus Index Funds and the New England Electric System. She is a member of the I.B.M. Public Responsibility Committee, the Board of Visitors of the University of Maryland School of Public Affairs, the Carter Center of Emory University, the Council on Foreign Relations and the Visiting Committee of the JFK School of Government at Harvard University. Committees:
          Compensation and Public Affairs (Chair).

             The Continental Board of Directors has established six Committees, described below. With the exception of the Executive Committee, all Board Committees are comprised entirely of independent Directors of Continental.

             The Executive Committee is authorized, to the extent permitted by New York law, to exercise powers of the Board during intervals between Board meetings. The Executive Committee has five members: Messrs. Mascotte (Chair), Flamm, Jacob, McGillicuddy and Osborne. The Committee met three times in 1994.

             The Audit Committee consists of five members: Messrs. Jacob (Chair), Hockaday, McGillicuddy, Osborne and Weintraub. The Audit Committee reviews the annual financial statements of Continental, reviews the adequacy of its system of internal accounting controls and procedures, reviews the plan and scope of the annual audit of Continental, and considers other matters in relation to the internal and external auditing of Continental. The Audit Committee meets with Continental's independent certified public accountants, internal auditors and financial and legal personnel in connection with the Committee's reviews. It recommends to the Board of Directors the appointment of the independent certified public accountants. The Audit Committee met five times in 1994.

             The primary function of the Investment Committee is to review and evaluate Continental's investment policies and to recommend to the Board of Directors such changes as may be appropriate. The Investment Committee has five members: Ms. Stewart (Chair) and Messrs. Hockaday, McGillicuddy, Osborne and Weintraub. It met four times in 1994.

             The Compensation Committee is responsible for remuneration arrangements for Directors and senior management, for awards and other matters under Continental's Annual Management Incentive Plan and Long Term Incentive Plan and for compensation and benefit plans for Continental employees generally. The Compensation Committee has five members: Messrs. Flamm (Chair), Burns and Vincent, Dr. Rowe and Ms. Wexler. It met eleven times in 1994.

             The Nominating Committee recommends as nominees for election as Directors of Continental at the Annual Meeting of Shareholders. The Nominating Committee consists of four members:
          Messrs. McGillicuddy (Chair), Burns and Vincent and Ms. Stewart. It met one time in 1994.

             The Public Affairs Committee has four members: Ms. Wexler (Chair) and Messrs. Flamm, Jacob and Dr. Rowe. Its function is to review Continental's policies on public issues relating to its business, and to report to the Board of Directors on the Committee's findings. The Public Affairs Committee met three times in 1994.

             Each Director who is not an executive officer of the Corporation receives an annual retainer of $25,000 and 100 shares of Continental common stock, and a meeting fee of $1,000 for each Board and Committee meeting which he or she attends (except that in 1995, each such director received cash in lieu of shares). Chairpersons of Committees receive additional annual retainers as follows: Audit Committee -- $6,000; Compensation, Investment, Nominating and Public Affairs Committees -- $5,000. Directors who are also Continental executive officers receive no fees for serving as Directors of the Corporation. Each Director (who is not an executive officer) who retires from the Board after attaining the age of 70, or by reason of disability, with a minimum of five years' service as director receives thereafter, annually for the same number of years as the Director served on the Board, subject to a maximum of ten years, the annual retainer at the time such Director retires or is disabled.

          Item 10(b).  Executive Officers of the Registrant

                 Name                            Title                                                   Age
                 ----                            -----                                                   ---
                 John P. Mascotte                Director, Chairman of the Board and Chief Executive     55
                                                 Officer

                 Adrian M. Tocklin               Director, President and Chief Operating Officer         43

                 Wayne H. Fisher                 Senior Executive Vice President and President,          50
                                                 Special Operations Group
                 Steven J. Smith                 Executive Vice President, Office of the Chairman        50

                 Bruce B. Brodie                 Senior Vice President and Chief Information Officer     40

                 J. Heath Fitzsimmons            Senior Vice President and Chief Financial Officer       52

                 James P. Flood                  Senior Vice President, Corporate Claims                 44

                 William F. Gleason, Jr.         Senior Vice President, General Counsel and Secretary    58

                 John F. Kirby                   Senior Vice President                                   48

                 Arthur J. O'Connor              Senior Vice President, Corporate Communications and     42
                                                 Investor Relations

                 Sheldon Rosenberg               Senior Vice President and Chief Actuary                 45

                 Kenneth B. Zeigler              Senior Vice President, Human Resources                  46

                 Francis M. Colalucci            Vice President and Treasurer                            50

                 William A. Robbie               Vice President and Chief Accounting Officer             43

                 Timothy P. Mitchell             Senior Vice President                                   45

                 Salvadore Ricciardone           Senior Vice President                                   46


             All Executive Officers of Continental are elected to serve for terms to expire at the meeting of the Board of Directors follow-ing the next Annual Meeting of Shareholders and until their successors shall have been elected.

             John P. Mascotte has been a Director since February 1981 and Chairman of the Board and Chief Executive Officer of Continental since December 1982. From 1992 through 1994, he also acted as President, a position he held during 1981 - 1984.

             Adrian M. Tocklin has been a Director, President and Chief Operating Officer of Continental since July 1994. Prior to that time, she served as Executive Vice President of Continental and President, Continental Risk Management Services, since November 1992, and as Senior Vice President, Corporate Claims, of Continental (July 1988 - November 1992).

             Wayne H. Fisher has been a Senior Executive Vice President of Continental since July 1994 and has been President, Special Operations Group, since January 1988. Before that time, he was an

          Executive Vice President (December 1990 - July 1994) and a Senior Vice President of Continental (December 1988 - December 1990).

             Steven J. Smith has been an Executive Vice President, Office of the Chairman, of Continental since February 1985.

             Bruce B. Brodie has been Senior Vice President and Chief Information Officer of Continental since October 1993. Before that time, he served as Chief Financial Officer for the Special Operations Group (April 1990 - October 1993) and Vice President, Office of the Chairman, of Continental (January 1989 - April
          1990).

             J. Heath Fitzsimmons has been Senior Vice President and Chief Financial Officer of Continental since January 1990. Before that time, he was Vice President, Finance, of Continental (February 1989 - December 1989).

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

             Arthur J. O'Connor has been Senior Vice President, Corporate Communications and Investor Relations, of Continental since November 1992 and served as Vice President, Corporate Communica-tions and Investors Relations, of Continental (January 1988 - November 1992).

             Sheldon Rosenberg has been Senior Vice President and Chief Actuary of Continental since February 1994. Before that time, he served as Vice President and Chief Actuary of The Continental Insurance Company (April 1992 - February 1994), Vice President and Actuary of The Continental Insurance Company (April 1990 - March 1992) and Vice President and Chief Financial Officer of the Special Operations Group (April 1988 - March 1990).

             Kenneth B. Zeigler has been Senior Vice President, Human Resources, of Continental since December 1991. Before that time, he served as Senior Vice President and President of the Marine and International Group (January 1990 - November 1991). Previously, he had been President of Continental International (July 1988 - December 1990).

             Francis M. Colalucci has been Vice President and Treasurer of Continental since May 1991. Before that time, he was Vice Presi-dent and Controller of The Continental Insurance Company (November 1980 - May 1991).

             William A. Robbie has been Vice President and Chief Accounting Officer since June 1992 and served as Vice President, Financial Reporting (June 1990 - June 1992). Before that time, he served as Vice President and Treasurer of Monarch Life Insurance Co. and Vice President and Corporate Controller of Monarch Capital Corp. (August 1988 - June 1990).

             Timothy P. Mitchell has been Senior Vice President and Chief Underwriting Officer of Continental since August 1994. Prior to that time, he was Executive Vice President of Underwriting and

          Production, Continental Risk Management Services (November 1992 - August 1994), Chief Underwriter, Special Operations Group (February 1991 - November 1992) and President, Continental Health Care (June 1986 - February 1991).

             Salvadore J. Ricciardone has been a Senior Vice President of Continental since September 1994 and the President of Continental's Commercial Lines Group since August 1994. Prior to that time, he was Senior Vice President for the Product Management Division of Continental's Agency & Brokerage Group (May 1994-August 1994), Vice President and Manager of the Midwest Region (1992-1994) Vice President and Regional Manager of Continental's North Atlantic Region (N.J., N.Y.C. and Long Island) (1991 - 1992) and Regional Vice President of Garden State Region (N.J.) (1989-1991).

          Item 11.  Executive Compensation

             The Summary Compensation Table, which appears below, provides information concerning all forms of compensation for the three-year period 1992-1994 for the CEO and the four other most highly compensated Continental executive officers for services to Continental and its subsidiaries in all capacities. The three tables following the Summary Compensation Table provide further detail regarding compensation earned by these executive officers in 1994.

                                                       Summary Compensation Table

                                                                                         Long-Term Compensation

                                                                                          Awards        Payouts

                                                   Annual Compensation                   Number of
                                                                            Other       Securities
                                                                            Annual      Underlying                   All Other
             Name and Principal                                            Compen-       Options/        LTIP         Compen-
                  Position            Year      Salary        Bonus       sation(a)       SARs(#)       Payouts      sation(b)

         John P. Mascotte  . . .      1994      $735,192      $      0    $21,166            0           $   0       $33,727
           Chairman and CEO           1993      $696,538      $332,500    $15,791       16,300           $   0       $41,792
                                      1992      $675,000      $      0    $11,425       20,000           $   0       $40,500


         Charles A. Parker . . .      1994      $461,538      $      0    $24,786             0          $   0       $961,185(c)
           Executive Vice             1993      $440,769      $136,000    $21,311         7,500          $   0       $26,446
           President                  1992      $430,000      $      0    $13,319        15,000          $   0       $25,800


         Adrian M. Tocklin . . .      1994      $368,077      $      0    $16,795             0          $   0       $14,705
           President and              1993      $288,462      $120,000    $ 7,526         6,000          $   0       $17,464
           Chief Operating            1992      $230,577      $      0    $ 4,906        18,000          $   0       $13,883
           Officer


         Wayne H. Fisher . . . .      1994      $362,115      $      0    $28,568             0          $   0       $15,758
           Senior Executive Vice      1993      $333,077      $128,000    $ 9,078         7,000          $   0       $19,985
           President                  1992      $304,808      $      0    $ 6,790        24,000          $   0       $17,191


         Steven J. Smith . . . .      1994      $326,923      $      0    $12,527             0          $   0       $15,018
           Executive Vice             1993      $310,769      $128,000    $11,052         9,000          $   0       $18,646
           President                  1992      $300,000      $      0    $ 7,821         9,000          $   0       $18,000

     (a) Includes tax gross-ups for the taxable value of unreimbursed personal use of company cars and chauffeur services on behalf of named executives, which, in 1994, were as follows: Mr. Mascotte:
                              $15,130; Mr. Parker:  $18,750; Ms. Tocklin:
                              $16,022; Mr. Fisher: $22,532; and Mr. Smith:
                              $6,491.
     (b) Represents Continental's contributions to Incentive Savings Plan and Supplemental Savings Plan, respectively, on behalf of named executives which, in 1994, were as follows: Mr. Mascotte:
                              $6,923 and $26,804; Mr. Parker:  $6,923 and
                              $14,262; Ms. Tocklin:  $6,923 and $7,782; Mr.
                              Fisher:  $6,923 and $8,835; and Mr. Smith:  $6,923
                              and $8,095.
     (c) Includes $940,000 separation pay paid in February 1995. See page 51 herein.

     Continental did not grant any Incentive or Non-Qualified stock options after February 18, 1994. The grants made on February 18, 1994 were reported in Continental's Annual Report to Shareholders for the Year 1993.

                                          Aggregated Option/SAR Exercises in Last Fiscal Year
                                                 and Fiscal Year-End Option/SAR Values


                                                                                  Number of Securities
                                                                                       Underlying         Value of Unexercised
                                                                                       Unexercised            In-the-Money
                                                                                      Options/SARs            Options/SARs
                                                                                     at F.Y.-End(#)          at F.Y.-End(a)
                                   Shares Acquired on                                Exercisable/Un-         Exercisable/Un-
                  Name                 Exercise(#)          Value Realized($)          exercisable             exercisable

         J. Mascotte . . . . .              0                      $0                 148,250/8,150          $0/$0
         C. Parker . . . . . .              0                      $0                 85,050/3,750           $0/$0

         A. Tocklin  . . . . .              0                      $0                 49,300/3,000           $0/$0
         W. Fisher . . . . . .              0                      $0                 70,650/3,500           $0/$0
         S. Smith  . . . . . .              0                      $0                 62,700/4,500           $0/$0


     (a)   Calculated at $19.00 closing price for 12/30/94.

     The table below shows estimated annual retirement benefits payable under Continental's Retirement and Supplemental Retirement Plans as a straight life annuity at age 65 to persons in specified compensation and years-of-service classifications.

                                                          Pension Plan Table

           Final Five-
           Year Average
             Covered
           Compensation                                  Years of Credited Service at Retirement
                                 15               20               25               30               35               40
                                 --               --               --               --               --               --
           $ 1,300,000       $   306,500      $    408,700     $    510,900     $    613,100      $  715,200      $  715,200
             1,200,000           282,800           377,100          471,400          565,700         659,900         659,900
             1,100,000           259,100           345,500          431,900          518,300         604,600         604,600
             1,000,000           235,400           313,900          392,400          470,900         549,300         549,300

               900,000           211,700           282,300          352,900          423,500         494,000         494,000
               800,000           188,000           250,700          313,400          376,100         438,700         438,700
               750,000           176,200           234,900          293,600          352,400         411,100         411,100

               700,000           164,300           219,100          273,900          328,700         383,400         383,400
               650,000           152,500           203,300          254,100          305,000         355,800         355,800
               600,000           140,600           187,500          234,400          281,300         328,100         328,100

               550,000           128,800           171,700          214,600          257,600         300,500         300,500
               500,000           116,900           155,900          194,900          233,900         272,800         272,800
               450,000           105,100           140,100          175,100          210,200         245,200         245,200
               400,000            93,200           124,300          155,400          186,500         217,500         217,500

             Please note that the final five-year average covered compensation includes incentive compensation as well as base salary. The compensation included in calculating pension benefits takes into account the compensation listed in the Summary Compensation Table, but is generally less than such amounts due to the use of a five year average. The benefits listed in the preceding table are not subject to deduction for Social Security or other offset amount.

             For the executive officers named in the preceding compensation tables, the respective years of service at the end of 1994 are as follows: Mr. Mascotte: 23.9 years; Mr. Parker: 24.75 years; Ms. Tocklin: 20 years; Mr. Fisher: 12.3 years; and Mr. Smith:
          18.6 years. The years of credited service stated for such executive officers include eleven years, nine years, zero years, zero years and seven years, respectively, credited by employment arrangements; supplemental benefits with respect to those years are to be paid from Continental's general funds.

             The Executive Severance Plan was established by the Board in 1988 to help assure a continuing dedication by certain senior executives of Continental to their duties notwithstanding any occurrence of a tender offer or other takeover bid. The Compensation Committee of the Board determines the senior executives who participate in the Plan. Presently, 15 executive officers are participants in the Plan.

             If a change in control of Continental occurs and a participant's employment terminates within two years after such change of control for any reason other than retirement, disability, death or certain criminal convictions, under The Executive Severance Plan the participant shall receive a payment equal to 299.9% of the average of his or her annual compensation paid during the five preceding years minus the amount of benefits to which such participant is entitled under The Long Term Incentive Plan, the Annual Management Incentive Plan, the Executive Termination Program or any other plan or agreement of Continental, which are accelerated by, or contingent on, a change of control. The amount of such accelerated or contingent benefits for any participant could be determined only after any change of control. The average annual compensation paid during the five preceding years to the named executive officers is as follows: Mr.
          Mascotte:  $885,405; Mr. Parker: $517,255; Ms. Tocklin:
          $286,095; Mr. Fisher:  $355,890; and Mr. Smith:  $377,816.  The
          Board may not amend or terminate the Plan to relieve the Corporation of its obligation to pay any amounts to which a participant has become entitled. No amendment or termination may become effective, without the consent of all the participants, within two years after a change of control of Continental or at any time after the Board has reason to believe a change of control may occur.

             The Executive Termination Program (the "Program"), adopted by the Board of Directors effective September 22, 1994, codified Continental's severance policies and its policies relating to reductions in work force and other involuntary terminations as they applied to senior executives. The Program provides severance benefits to participants in the event of the involuntary termination of their employment other than for cause or upon retirement before a change in control such as the CNA Merger. Under the Program, a participant will receive a payment equal to twice the annualized base pay the executive is receiving on the date he or she began participation in the Program or on the date of termination of employment, if greater, if the participant's employment is terminated by Continental other than by reason of willful misconduct, normal retirement or disability or by the participant following a reduction in grade level responsibilities or base salary by more than 15%. The Program may not be amended or terminated until January 1, 1997.

             Under Continental's Annual Management Incentive Plan, each participant who is involuntarily terminated in the year in which a change of control occurs (but following the change of control) will receive a prorated bonus in respect of his services for that year based on a percentage of the midpoint of his salary grade established by the compensation committee of the Board of Directors under that plan.

             In connection with the voluntary early retirement of Mr. Charles A. Parker, Mr. Parker and Continental entered into a Separation Agreement, effective as of December 30, 1994 (the "Separation Agreement"). Pursuant to the Separation Agreement, Mr. Parker and Continental agreed among other things that Mr. Parker would receive the amount he would have been entitled to in accordance with the Program ($940,000 or twice his annualized base pay) as if he continued to be a participant in the Program and, upon a change in control prior to September 30, 1995, the difference between (x) the amount he would have been entitled to receive pursuant to the Plan, if he had remained a participant in the Plan on and after such change of control, and (y) $940,000.

             No executive officers of Continental served on the Compensation Committee in 1994.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

                            SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT

          Security Ownership of Directors and Executive Officers

             The following table sets forth information regarding beneficial ownership, as of March 27, 1995, of Common Stock of Continental by directors of Continental, Continental's five most highly compensated executive officers and Continental's directors and executive officers as a group.

                                                          Amount and Nature                              Percent of
                                                            of Beneficial                               Outstanding
                                                             Ownership                                  Common Stock
                                                        ---------------------                           ------------
                    Ivan A. Burns                             3,600                                          *
                    Alec Flamm                                  600                                          *
                    Irvine O. Hockaday, Jr.                   1,100                                          *
                    John E. Jacob                               612                                          *
                    John P. Mascotte                        173,213 (a)                                      *
                    John F. McGillicuddy                      5,100                                          *
                    Richard de J. Osborne                     1,100                                          *
                    John W. Rowe, M.D.                          400                                          *
                    Patricia Carry Stewart                      600                                          *
                    Adrian M. Tocklin                        53,358 (a)                                      *
                    Francis T. Vincent, Jr.                   1,100                                          *
                    Michael Weintraub                         7,100                                          *
                    Anne Wexler                                 600                                          *
                    Wayne H. Fisher                          77,632 (a)                                      *
                    Steven J. Smith                          68,242 (a)                                      *
                    Charles A. Parker                        85,050 (a)(b)                                   *
                    All Directors and Executive
                      Officers as a group (28)            2,708,205 (a)(c)                                4.8%

          (a) The numbers of Continental's shares shown as beneficially owned by Messrs. Mascotte, Parker, Fisher and Smith and Ms. Tocklin and all directors and executive officers as a group include 156,400, 85,050, 74,150, 67,200, 52,300 and 749,650 stock options, respectively, granted under Continental's Long Term Incentive Plan to such executive officers and all executive officers as a group, which are exercisable or become exercisable prior to May 26, 1995.

          (b)   Mr. Parker retired effective February 1, 1995.

          (c) The number of the Common Shares shown includes 1,915,344 shares held by the Continental Incentive Savings and Retirement Plans, for which a subsidiary of Continental shares investment power.

          *     Less than 1% of Continental's outstanding shares of Common
                Stock.

          Other Ownership of Continental Common Stock

             The following table sets forth information, as of December 31, 1994, concerning persons known to Continental to be the beneficial owners of more than 5% of the outstanding shares of Continental's voting stock.

                                                                         Amount and                 Percent
                                                                    Nature of Beneficial              of
                                   Name/Address                           Ownership                  Class
                    CNA Financial Corporation                            10,616,566(a)                16.1%
                    CNA Insurance Company
                    CNA Plaza
                    Chicago, Illinois

                    The Prudential Insurance                              6,469,512(b)                11.6%
                      Company of America
                    Prudential Plaza
                    Newark, New Jersey

                    Norwest Corporation                                   4,675,936(c)                 8.4%
                    Norwest Center
                    Sixth and Marquette
                    Minneapolis, Minnesota

          _______________

          (a) CNA reports that 100,000 of such shares are held by CCC, a subsidiary of CNA, and that 10,516,566 of such shares are issuable upon the exchange of the Series T preferred shares held by CCC into shares of Series E Preferred Stock and the conversion thereof. CNA also reports that CCC has acquired shares of Series F Preferred Stock and an option to acquire Series G Preferred Stock. Shares of such New Preferred are redeemable at prices that reflect any increase in the per share market price of the Common Stock over $15.75 and $17.75, respectively. CNA reports that Loews Corporation ("Loews"), 667 Madison Avenue, New York, New York, owns approximately 84% of CNA and is a "controlling" person of CNA under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). CNA reports that CNA, CCC and Loews share voting authority and investment authority with respect to all such Common Shares. CNA reports that Laurence A. Tisch and Preston B. Tisch, Co-Chairmen of the Board and Co-Chief Executive Officers of Loews, together own approximately 31.5% of Loews and may be deemed to be "controlling" persons of Loews under the Exchange Act. At the Effective Time, each Preferred Share that is issued and outstanding immediately prior to the Effective Time shall be converted, at CNA's option, into either (a) the right to receive a cash payment equal to the liquidation preference of such share, plus any accrued and unpaid dividends on such share, at the Effective Time or (b) one share of preferred stock of CNA or its affiliate, having the same terms, designations, preferences, limitations, privileges and relative rights as the Preferred Shares, except that in the case of convertible Preferred Shares, if any, the shares shall be convertible into such consideration as would have been received by the holder of such stock had such stock been converted into Common Stock immediately prior to the Effective Time. At CNA's option and sole dis-cretion, effective immediately prior to the Effective Time, any or all Preferred Shares owned by or held in treasury of Continental or CNA or any subsidiary thereof may be cancelled and extinguished in lieu of the conversion referred to above.

          (b) The Prudential Insurance Company of America reports that it has sole voting authority with respect to 28,812 shares, shared voting authority with respect to 6,441,300 shares, sole investment authority with respect to 28,812 shares and shared investment authority with respect to 6,442,700 shares.

          (c) Norwest Corporation reports that it has sole voting authority with respect to 4,390,680 shares, shared voting authority with respect to 21,256 shares, sole investment authority with respect to 4,661,590 shares and shared investment authority with respect to 6,026 shares.

             Continental's management knows of no other beneficial owner of more than 5% of any class of voting security of Continental.


          Item 13.  Certain Relationships and Related Transactions

             Mr. Osborne, a director of Continental, is Chairman, Chief Executive Officer and President of ASARCO Incorporated. ASARCO rents office space from Continental under a lease expiring April 30, 2002, with an annual rent of $3,063,117.


                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a) The following documents are filed as part of this Report.

                (1) The following items, all of which have been incorporated herein by reference to the material in the Proxy Statement as described under Item 8 of this Report.

                Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

                Consolidated Balance Sheets at December 31, 1994 and 1993

                Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

                Notes to Consolidated Financial Statements

                Independent Auditors' Report

                Selected Consolidated Financial Information

                Summarized Consolidated Quarterly Financial Data
                (Unaudited)

                (2)  The following items are filed with this Report:

                    Independent Auditors' Report

                    Consolidated:

                                                                                                                Page No.
                                                                                                                --------
                     Schedule   I       -- Summary of Investments Other Than Investments in Related
                                           Parties at December 31, 1994  . . . . . . . . . . . . .                  65


                                II      -- Condensed Parent Financial Statements:   . . . . . . . . . . . . . .     66
                                        -- Statements of Income for the years ended December 31, 1994, 1993 and
                                           1992
                                        -- Balance Sheets at December 31, 1994 and 1993
                                        -- Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992
                                III     -- Supplementary Insurance Information for the years
                                           ended December 31, 1994, 1993 and 1992  . . . . . . . .                  69

                                IV      -- Reinsurance Information for the years ended December
                                           31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .                  70

                                V       -- Valuation and Qualifying Accounts for the years ended
                                           December 31, 1994, 1993 and 1992  . . . . . . . . . . .                  71

                                VI      -- Supplemental Information for Property-Casualty
                                           Insurance Underwriters for the years ended December
                                           31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .                  72

                    (3) The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission (the "SEC"), each of which is attached as an Exhibit or incorporated by reference from the document or documents indicated.

                                2(a)    -- Agreement and Plan of Merger, dated as of December 6,
                                           1994, among Continental, CNA Financial Corporation ("CNA")
                                           and CNA Acquisition Corp. (the "Merger Agreement"), filed
                                           under Exhibit 2(a) to the Continental's Form 8-K, dated
                                           December 9, 1994 (the "December 9, 1994 8-K").

                                3(a)    -- Certificate of Incorporation of Continental, as
                                           amended, as filed with the Secretary of the State of
                                           New York on April 6, 1989, filed under Exhibit 3(a)
                                           to Continental's Annual Report on Form 10-K for the
                                           fiscal year ended December 31, 1993 (the "1993 Form
                                           10-K"), and Certificate of Amendment to Certificate
                                           of Incorporation, as filed with the Secretary of
                                           State of the State of New York on December 7, 1994,
                                           filed under Exhibit 3 to Continental's Form 8-K,
                                           dated December 16, 1994 (the "December 16, 1994 8-
                                           K").
                                (b)     -- By-Laws of Continental, as amended through December 17,
                                           1992 as filed under Exhibit 3(b) to the 1993 Form 10-K.

                                4(a)      -- Supplemental Indenture No. 3 dated as of March 1, 1993
                                             from Continental to The Bank of New York, as Trustee, with respect to the issuance of $150 million of 7.25% Notes due
                                             March 1, 2003 filed on March 3, 1993 as Exhibit 1 to
                                             Report on Form 8-K.

                                (10)(a)   -- The Long Term Incentive Plan of Continental (amended and restated as of December 1, 1993) as filed under Exhibit
                                             10(a) to the 1993 Form 10-K.

                                     (b)  -- The Annual Management Incentive Plan of Continental
                                             (amended and restated as of January 1, 1993) as filed
                                             under Exhibit 10(b) to the 1993 Form 10-K.

                                     (c)  -- The Incentive Savings Plan of Continental (amended and re-
                                             stated as of January 1, 1994) as filed under Exhibit 10(c)
                                             to the 1993 Form 10-K.

                                     (d)  -- The Retirement Plan of Continental (amended and restated
                                             as of January 1, 1994) as filed under Exhibit 10(d) to the
                                             1993 Form 10-K.

                                     (e)  -- Receivables Purchase and Sale Agreement dated as of Decem-
                                             ber 15, 1994, among The Continental Insurance Company
                                             ("Continental Insurance"), Boston Old Colony Insurance
                                             Company ("Boston"), The Buckeye Union Insurance Company
                                             ("Buckeye"), Casualty Insurance Company ("Casualty"), Com-
                                             mercial Insurance Company of Newark, N.J. ("Commercial"),
                                             The Continental Insurance Company of New Jersey
                                             ("Continental - NJ"), Continental Lloyd's Insurance
                                             Company ("Lloyd's"), The Fidelity and Casualty Company of
                                             New York ("Fidelity"), Continental Reinsurance Corporation
                                             ("Continental Re"), Firemen's Insurance Company of Newark,
                                             New Jersey ("Firemen's"), The Glens Falls Insurance Com-
                                             pany ("Glens Falls"), Kansas City Fire and Marine
                                             Insurance Company ("Kansas City"), The Mayflower Insurance
                                             Company, Ltd. ("Mayflower"), National-Ben Franklin
                                             Insurance Company of Illinois ("N-BF"), Niagara Fire
                                             Insurance Company ("Niagara"), Pacific Insurance Company
                                             ("Pacific") and Workers' Compensation and Indemnity
                                             Company of California ("Workers'"), collectively as
                                             Sellers, and Corporate Receivables Corporation, Falcon
                                             Asset Securitization Corporation ("Falcon"), Sheffield
                                             Receivables Corporation ("Sheffield") and Atlantic Asset
                                             Securitization Corp. ("Atlantic"), collectively as Pur-
                                             chasers, and Citicorp North America, Inc. ("Citicorp"), as
                                             Agent.

                                     (f)     Trade Receivables Purchase and Sale Agreement dated as of
                                             December 28, 1984, As Amended, and As Amended and Restated
                                             as of December 30, 1994, among continental Insurance,
                                             Boston, Buckeye, Casualty, Commercial, Continental-NJ,
                                             Lloyd's, Continental Re, Fidelity, Firemen's, Glens Falls,
                                             Kansas City, Mayflower, N-BF, Niagara, Pacific, Workers',
                                             collectively as Seller, and CIESCO, as Investor, and
                                             Citibank, N.A. ("Citibank") and Citicorp, Individually and
                                             as Agent.

                                     (g)     Executive Termination Program, adopted September 22, 1994, as filed under Exhibit 10(e) to Continental's Form 8-K,
                                             dated October 18, 1994 (the "October 18, 1994 8-K").

                                     (h)   Credit Agreement dated as of December 30, 1993 (the
                                           "Credit Agreement"), among Continental, the Several
                                           Lenders from Time to Time Parties Hereto, Chemical Bank
                                           ("Chemical") and Citibank, as Co-Agents and Chemical, as
                                           Administrative Agent.

                                     (i)   Amendment dated March 30, 1994, to the Credit Agreement
                                           among Continental, the Several Lenders from Time to Time
                                           Parties Hereto, Chemical and Citibank, as Co-Agents and
                                           Chemical, as Administrative Agent.

                                     (j)   Second Amendment to the Credit Agreement, dated as of June
                                           30, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Co-
                                           Agents and Chemical, as Administrative Agent.

                                     (k)   Third Amendment to the Credit Agreement, dated as of
                                           September 29, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank,
                                           as Co-Agents and Chemical, as Administrative Agent.

                                     (l)   Fourth Amendment to the Credit Agreement, dated as of
                                           November 23, 1994, among Continental, the Several Lenders
                                           from Time to Time Parties Hereto, Chemical and Citibank,
                                           as Co-Agent and Chemical, as Administrative Agent.

                                     (m)   Fifth Amendment to Credit Agreement, dated as of December
                                           22, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Co-Agent
                                           and Chemical as Administrative Agent.

                                     (n)   Agreement, dated as of July 1, 1994,
                                           between Fidelity and General Reinsurance Corporation.

                                     (o)   Stock Purchase Agreement, dated December 16, 1994,
                                           among FCIC, FGC, Buckeye and Continental.

                                     (p)   Stock Purchase Agreement dated as of June 30, 1993, among Continental,
                                           Continental Insurance, Continental Re and Mellon as filed under Exhibit 10(f)
                                           to the 1993 Form 10-K.

                                     (q)   Share Purchase Agreement dated as of June 30, 1993 (the "Unionamerica Stock Purchase
                                           Agreement"), among Unionamerica Acquisition Company Ltd. ("Unionamerica"), Unionamerica
                                           Holdings Ltd. ("Unionamerica Holdings") and Continental as filed under Exhibit 10(g) to the 1993 Form 10-K.

                                     (r)   Amendment dated September 1, 1993 to the Unionamerica Share Purchase
                                           Agreement, among Unionamerica, Unionamerica Holdings and Continental as filed under Exhibit 10(h) to the 1993 Form 10-K.

                                     (s)   Stock Purchase Agreement dated as of July 28, 1993 (the "Alleghany Stock
                                           Purchase Agreement"), among Alleghany Corporation ("Alleghany"), Continental,
                                           Goldman, Sachs & Co. ("Goldman") and certain funds which Goldman either controls or of which it is a general partner (together, the "GS Investors";
                                           Continental and the GS Investors together referred to as the "URHC
                                           Stockholders"), Underwriters Re Holdings Corp. ("Underwrit-

                                           ers Holdings") and Underwriters Re Corporation ("Underwriters") as filed under Exhibit
                                           10(i) to the 1993 Form 10-K.

                                    (t)    Amendment dated October 7, 1993, to the Alleghany Stock Purchase Agreement,
                                           among Alleghany, Continental, the GS Investors, Underwriters Holdings and Un-
                                           derwriters as filed under Exhibit 10(j) to the 1993 Form 10-K.
                                    (u)    Stock Purchase Agreement dated as of July 28, 1993 (the "GS Investors Stock
                                           Purchase Agreement"), among Continental and the GS Investors as filed under
                                           Exhibit 10(k) to the 1993 Form 10-K.

                                    (v)    Management Stock Purchase Agreement dated as of July 28, 1993 (the
                                           "Management Agreement"), among Continental, Underwriters Holdings,
                                           Underwriters and certain Management Stockholders, as supplemented as filed under as Exhibit 10(m) to the 1993 Form 10-K.
                                    (w)    Amendment dated as of October 7, 1993, to the Management Agreement, among
                                           Continental, Underwriters Holdings, Underwriters and certain Management
                                           Stockholders as filed under as Exhibit 10(n) to the 1993 Form 10-K.

                                    (x)    Securities Purchase Agreement, dated as of December 6, 1994, between
                                           Continental and CNA as filed under Exhibit 10(b) to the December 9, 1994 8-K.

                                    (y)    Stock Option, dated December 9, 1994, granted to CNA, as filed under Exhibit
                                           10(c) to the December 16, 1994 8-K.
                                    (z)    Amendment to Stock Option, dated January 5, 1995.

                                    (aa)   Letter Agreement dated October 6, 1993, among Continental and the GS
                                           Investors, relating to the GS Investors Stock Purchase Agreement as filed under Exhibit 10(l) to the 1993 Form 10-K.

                                    (bb)   Purchase Agreement dated October 12, 1994, between The Continental Insurance
                                           Company of Canada, The Dominion Insurance Corporation and Firemen's Insurance
                                           Company of Newark, New Jersey and Continental Reinsurance Corporation and
                                           Continental Reinsurance Corporation International Limited and The Continental
                                           Corporation and Fairfax Financial Holdings Limited, as filed under Exhibit
                                           10(f) to the October 18, 1994 8-K.

                                    (cc)   Receivables Purchase and Sale Agreement dated as of December 14, 1993, among
                                           Continental Insurance, Boston, Buckeye, Casualty, Commercial, Continental-NJ,
                                           Lloyd's, Fidelity, Continental Re, Firemen's, Glens Falls, Kansas City,
                                           Mayflower, N-BF, Niagara, Pacific and Workers', collectively as Sellers, and Corporate Asset Funding Company, Inc., CIESCO, L.P., Falcon, Sheffield,
                                           Atlantic and Credit Lyonnais, collectively, as Purchas-

                                              ers, and Citicorp, as Agent, filed under Exhibit 10(e) to Continental's Annual
                                              Report on Form 10-K for the fiscal year ended December 31, 1993.

                                   (dd) --    Participation Agreement, dated as of December 29, 1994 among Buckeye, First
                                              Fidelity Bank, N.A. ("First Fidelity") and The CIT Group/Equipment Financing, Inc.,
                                              with the following exhibits and schedules:

                                        --    Master Lease, dated December 29, 1994 between First Fidelity and Buckeye.

                                        --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between Buckeye and First Fidelity.

                                        --    Prime Master Lease, dated as of December 29, 1994 between Buckeye and First
                                              Fidelity.

                                        --    Schedule of Leased Equipment No. 1 (to Prime Master Lease), dated December
                                              29, 1994, between Buckeye and First Fidelity.

                                   (ee) --    Participation Agreement, dated as of December 29, 1994 among The Continental
                                              Insurance Company, First Fidelity and The CIT Group/Equipment Financing, Inc.

                                        --    Master Lease, dated as of December 29, 1994 between First Fidelity Bank, N.A.
                                              and The Continental Insurance Company.

                                        --    Prime Master Lease, dated as of December 29, 1994 between The Continental
                                              Insurance Company and First Fidelity.

                                        --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between First Fidelity and The Continental Insurance Company.

                                        --    Schedule of Leased Equipment No. 1, dated December 29, 1994 (to Prime Master
                                              Lease) between The Continental Insurance Company and First Fidelity.

                                   (ff) --    Participation Agreement, dated as of December 29, 1994 among Firemen's, First
                                              Fidelity Bank, N.A. and The CIT Group/Equipment Financing, Inc., with the following exhibits and schedules:

                                        --    Master Lease, dated December 29, 1994 between First Fidelity and Firemen's.

                                        --    Prime Master Lease, dated as of December 29, 1994 between Firemen's and First
                                              Fidelity.

                                        --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between Firemen's and First Fidelity.

                                        --    Schedule of Leased Equipment No. 1 (to Prime Master Lease), dated December 29,
                                              1994 between First Fidelity and Firemen's.

                                   (gg)    --  Lease Guaranty to First Fidelity Bank, N.A.

                                   (hh)    --  Merger Agreement.  See Exhibit 2(a).

                                   (11)    --  Continental's Statement re Computation of Per Share Earnings.

                                   (21)    --  Subsidiaries of Continental.

                                   (23)    --  Consent of KPMG Peat Marwick LLP.

                                   (28)    --  Statutory Loss Development of Property and Casualty Insurance and Reinsurance
                                               Subsidiaries, filed in paper form only pursuant to Regulation 311 of
                                               Regulation S-T.

             (b) Continental filed three Reports on Form 8-K during the last quarter of the period covered by this Report. The Report on Form 8-K dated October 18, 1994 (the "October Report"), reported that, on October 13, 1994, Continental had entered into a definitive agreement to sell $200 million in preferred stock, convertible into about 19.9% of its then currently outstanding common stock, to Insurance Partners, L.P. ("IP"); in connection with that proposed transaction, Continental's board of directors had elected Richard M. Haverland vice chairman and a director of Continental Corporation; upon completion of the proposed transaction, Mr. Haverland would be named chairman and chief executive officer, succeeding John P. Mascotte, who would resign; and Continental had entered into a separate agreement to sell IP the operations of Continental Asset Management Corp., Continental's investment management subsidiary. The October Report reported that Continental had announced that it would strengthen its reserves by $400 million pre-tax by establishing, for the first time, loss reserves for incurred but not reported asbestos-related, environmental pollution and other toxic-tort claims; and that Continental would take an additional pre-tax charge of $164 million for reinsurance recoverables and other assets.

             The October Report also reported that on October 11, 1994, Continental entered into an agreement in principle with Fremont General Corporation ("FGC") to sell Casualty to Fremont for
          $250 million; and on October 12, 1994, Continental entered into an agreement with Fairfax Financial Holdings Limited relating to the sale of certain Continental subsidiaries in Canada. Finally, the October Report reported that, on September 22, 1994, Continental adopted an Executive Termination Program.

             The Report on Form 8-K, dated December 9, 1994, reported that, on December 6, 1994, Continental entered into a merger agreement under which CNA Financial Corporation ("CNA Financial") will acquire Continental through a merger with a wholly-owned CNA subsidiary and that, under a separate agreement, CNA has agreed to invest $275 million in Continental.

             The Report on Form 8-K, dated December 16, 1994 (the
          "December 16 Report"), reported that, on December 9, 1994, Continental consummated the sale of certain Continental securities to Continental Casualty Company ("CCC"), a subsidiary of CNA, for a cash purchase price of $275 million, pursuant to a previously announced securities purchase agreement, dated as of December 6, 1994, with CNA. The December 16 Report reported that CCC acquired approximately $165 million in liquidation value of Continental's 9.75% Cumulative Preferred Stock, Series T (the "Series T Stock"), and approximately $34 million in liquidation value of Continental's 9.75% Cumulative Preferred Stock, Series
          F. Each of the Series F Stock and the Series T Stock is redeemable under certain circumstances at a price reflecting any increase in the per share price of Continental's common stock over $15.75. CCC also received an option to acquire $125 million in liquidation preference of another series of Continental's 9.75% Cumulative Preferred Stock, Series G. The option and its underlying preferred stock will be redeemable under certain circumstances at a price reflecting any increase in the per share price of the common stock over $17.75. The 9.75% preferred stock will mature in 40 years, with a right of the holders to require redemption in 15 years, and may be redeemed by Continental under certain circumstances. In addition, CCC acquired $75 million in liquidation value of Continental's 12% Cumulative Preferred Stock, Series H, maturing in 10 years and redeemable under certain circumstances.

                                      SIGNATURES

             Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 30, 1995
                                              THE CONTINENTAL CORPORATION


                                              By  /s/ John P. Mascotte
                                                 ----------------------
                                                 (John P. Mascotte)
                                                 Chairman of the Board and
                                                 Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Signature                                       Title                            Date
                              ---------                                       -----                            ----
                                                                      Senior Vice President
                       J. Heath Fitzsimmons                        and Chief Financial Officer             March 30, 1995
                -----------------------------------------
                       (J. Heath Fitzsimmons)
                                                                        Vice President
                          William A. Robbie                        and Chief Accounting Officer            March 30, 1995
                -----------------------------------------
                         (William A. Robbie)

                            Ivan A. Burns                                    Director                      March 30, 1995
                -----------------------------------------
                           (Ivan A. Burns)

                             Alec Flamm                                      Director                      March 30, 1995
                -----------------------------------------
                            (Alec Flamm)

                       Irvine O. Hockaday, Jr.                               Director                      March 30, 1995
                -----------------------------------------
                      (Irvine O. Hockaday, Jr.)

                            John E. Jacob                                    Director                      March 30, 1995
                -----------------------------------------
                           (John E. Jacob)
                                                                       Director, Chairman of
                          John P. Mascotte                    the Board and Chief Executive Officer         March 30, 1995
                -----------------------------------------
                         (John P. Mascotte)

                        John F. McGillicuddy                                 Director                       March 30, 1995
                -----------------------------------------
                       (John F. McGillicuddy)

                        Richard de J. Osborne                                Director                      March 30, 1995
                -----------------------------------------
                       (Richard de J. Osborne)

                         John W. Rowe, M.D.                                  Director                      March 30, 1995
                -----------------------------------------
                        (John W. Rowe, M.D.)

                       Patricia Carry Stewart                                Director                      March 30, 1995
                -----------------------------------------
                      (Patricia Carry Stewart)
                                                                       Director, President
                          Adrian M. Tocklin                        and Chief Operating Officer             March 30, 1995
                -----------------------------------------
                         (Adrian M. Tocklin)

                       Francis T. Vincent, Jr.                               Director                      March 30, 1995
                -----------------------------------------
                      (Francis T. Vincent, Jr.)

                                                                             Director
                -----------------------------------------
                         (Michael Weintraub)

                             Anne Wexler                                     Director                      March 30, 1995
                -----------------------------------------
                            (Anne Wexler)

                             INDEPENDENT AUDITORS' REPORT

        The Board of Directors and Shareholders
          THE CONTINENTAL CORPORATION:

        Under date of February 16, 1995, we reported on the consolidated balance sheets of The Continental Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994 as contained in the Proxy Statement. These consolidated financial statements and our report thereon are incorporated by reference in the 1994 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, The Continental Corporation and subsidiaries changed their methods of accounting for multiple-year retrospectively rated reinsurance con-tracts and for the adoption of the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993.
        SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes" were adopted in 1992.


                                              /s/ KPMG PEAT MARWICK LLP

                                              KPMG Peat Marwick LLP

        New York, New York
        February 16, 1995

                                                                                                             SCHEDULE I

                                              THE CONTINENTAL CORPORATION

                         SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES (1)

                                                   December 31, 1994
                                                      (millions)

                                  Column A                                  Column B        Column C         Column D

                                                                                                              Balance
                             Type of Investment                               Cost         Fair Value          Sheet

FIXED MATURITIES:
  BONDS:
       United States Government and
         Government Agencies  . . . . . . . . . . . . . . . . . . . .       $2,943.9        $2,789.6         $2,789.6
       States Municipalities and
         Political Subdivisions . . . . . . . . . . . . . . . . . . .          666.2           626.7            626.7
       Foreign Governments  . . . . . . . . . . . . . . . . . . . . .          797.8           763.7            763.7
       Public Utilities . . . . . . . . . . . . . . . . . . . . . . .          110.2           106.9            106.9
       All Other Corporate  . . . . . . . . . . . . . . . . . . . . .        1,525.6         1,463.7          1,463.7
                                                                            --------        --------         --------
         Total Bonds  . . . . . . . . . . . . . . . . . . . . . . . .        6,043.7         5,750.6          5,750.6
                                                                            --------        --------         --------

   REDEEMABLE PREFERRED STOCKS  . . . . . . . . . . . . . . . . . . .           45.5            44.4             44.4
                                                                            --------        --------         --------

       Total Fixed Maturities . . . . . . . . . . . . . . . . . . . .        6,089.2        $5,795.0          5,795.0
                                                                            --------        --------         --------
EQUITY SECURITIES:
  COMMON STOCKS:
       Public Utilities . . . . . . . . . . . . . . . . . . . . . . .            4.0             5.2              5.2
       Banks Trusts and Insurance Companies . . . . . . . . . . . . .           32.3            43.3             43.3
       All Other Corporate  . . . . . . . . . . . . . . . . . . . . .           56.0            68.7             68.7
                                                                            --------        --------         --------
         Total Common Stocks  . . . . . . . . . . . . . . . . . . . .           92.3           117.2            117.2
                                                                            --------        --------         --------

   OTHER PREFERRED STOCKS . . . . . . . . . . . . . . . . . . . . . .            4.6             3.7              3.7
                                                                            --------        --------         --------
       Total Equity Securities  . . . . . . . . . . . . . . . . . . .           96.9           120.9            120.9
                                                                            --------        --------         --------

OTHER LONG-TERM INVESTMENTS:
   Mortgages Receivable . . . . . . . . . . . . . . . . . . . . . . .          109.0                            109.0
   Certificates of Deposit  . . . . . . . . . . . . . . . . . . . . .           29.7                             29.7
   Venture Capital Investments  . . . . . . . . . . . . . . . . . . .           45.9                             45.9
   Investment in Minority Affiliates  . . . . . . . . . . . . . . . .            2.6                              2.6
   Other Notes and Participations . . . . . . . . . . . . . . . . . .           25.2                             25.2
   Investments in Limited Partnerships  . . . . . . . . . . . . . . .          318.0            325.3           325.3
                                                                            --------         --------        --------
       Total Other Long-Term Investments  . . . . . . . . . . . . . .          530.4                            537.7
                                                                            --------                         --------

OTHER SHORT-TERM INVESTMENTS:
   Money Market Instruments . . . . . . . . . . . . . . . . . . . . .        1,794.8                          1,794.8
                                                                            --------        --------         --------

       Total: . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $8,511.3                         $8,248.4
                                                                                            ---------
                                                                            ========        ==========       ========

     _____________________

     (1) All fixed maturities are carried at fair value.

                                                                                                                SCHEDULE II

                                                 THE CONTINENTAL CORPORATION - PARENT

                                                       STATEMENTS OF INCOME (1)
                                                        Year Ended December 31,
                                                              (millions)

                                                                                1994            1993            1992
                                                                                ----            ----            ----

        REVENUES:
           Net Investment Income  . . . . . . . . . . . . . . . . . . .       $   1.4         $  15.2          $ 17.7
           Realized Capital Losses  . . . . . . . . . . . . . . . . . .          (0.6)           (3.0)           (6.0)
           Equity in Earnings (Loss) of Subsidiaries  . . . . . . . . .        (898.5)          177.8           221.1
           Equity in Earnings (Loss) of Discontinued Operations,
             Net of Income Taxes (Benefits) . . . . . . . . . . . . . .          39.5            48.7          (174.7)
           Other Revenues . . . . . . . . . . . . . . . . . . . . . . .          --              61.4             6.4
                                                                              ---------     ---------         -------
             Total Revenues . . . . . . . . . . . . . . . . . . . . . .        (858.2)          300.1            64.5
                                                                              ---------     ---------         -------

        EXPENSES:
           Interest Expense . . . . . . . . . . . . . . . . . . . . . .          40.9            48.6            49.5
           Other Expenses . . . . . . . . . . . . . . . . . . . . . . .          68.9            24.9            59.0
                                                                              ---------     ---------         -------
             Total Expenses . . . . . . . . . . . . . . . . . . . . . .         109.8            73.5           108.5
                                                                              ---------     ---------         -------
           Income (Loss) before Income Taxes
             and Net Cumulative Effect of
             Changes in Accounting Principles . . . . . . . . . . . . .        (968.0)          226.6           (44.0)
                                                                              ---------     ---------         -------
           Total Income Taxes (Benefits) (2)  . . . . . . . . . . . . .        (365.1)           18.2            28.7
                                                                              ---------     ---------         -------
           Income (Loss) Before Net Cumulative
             Effect of Changes in
             Accounting Principles  . . . . . . . . . . . . . . . . . .        (602.9)          208.4           (72.7)
                                                                              ---------     ---------         -------
           Net Cumulative Effect of Changes
             in Accounting Principles . . . . . . . . . . . . . . . . .          --               1.6           (11.0)
                                                                              ---------     ---------         -------
           Net Income (Loss)  . . . . . . . . . . . . . . . . . . . . .       $(602.9)        $ 210.0          $(83.7)
                                                                              =========     =========         =======

     _______________________

     (1) See Notes to Consolidated Financial Statements included in Continental's Proxy Statement, first filed with the Securities and Exchange Commission and mailed to shareholders on March 29, 1995, in connection with a May 9, 1995 Special Meeting of Shareholders (the "Proxy Statement").

     (2)  Represents Income Taxes (Benefits) for continuing operations.

                                                                                                                SCHEDULE II
                                                                                                                (Continued)
                                                 THE CONTINENTAL CORPORATION - PARENT

                                                          BALANCE SHEETS (1)
                                                             DECEMBER 31,
                                            (millions, except par values and share amounts)
                                                                                                          1994           1993
                                                                                                          ----           ----
        ASSETS:
           Fixed Maturities Available-for-Sale at Fair Value (Amortized Cost -$0.0; 1993 - $40.2)      $   --         $   39.8
           Equity Securities Available-for-Sale at Fair Value (Cost - $1.6; 1993 - $15.2) . . . .           1.6           15.3
           Short-Term Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.3            9.0
           Other Long-Term Investments at Fair Value  . . . . . . . . . . . . . . . . . . . . . .          --              6.1
           Investment in Stocks of Subsidiaries:
               Insurance Subsidiaries - Equity Basis  . . . . . . . . . . . . . . . . . . . . . .       1,855.6        2,697.7
               Discontinued Operations - Equity Basis . . . . . . . . . . . . . . . . . . . . . .          88.2           84.6
               Other Subsidiaries - Equity Basis  . . . . . . . . . . . . . . . . . . . . . . . .         143.0          146.6
           Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              0.1
           Other Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18.3           19.1
                                                                                                       --------       --------
           Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,120.0       $3,018.3
                                                                                                       ========       ========
        LIABILITIES:
           Short-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  205.3       $  223.5
           Notes Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         347.5          346.8
           Intercompany Balances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         103.4           94.9
           Other Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         273.1          170.0
                                                                                                       --------       --------
           Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .  .      .               929.3          835.2
                                                                                                       --------       --------
        Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --               --
                                                                                                       --------       --------

        REDEEMABLE PREFERRED STOCKS:
           Series T, at fair value (828,100 shares authorized and issued) $200 per share
            liquidation value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         164.9             --
           Series F, at fair value (171,900 shares authorized and issued) $200 per share
            liquidation value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34.1             --
           Series H, at fair value (375,000 shares authorized and issued) $200 per share
            liquidation value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74.6             --
           Series G Option  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1.4             --
                                                                                                       --------       --------
           Total Redeemable Preferred Stocks  . . . . . . . . . . . . . . . . . . . . . . . . . .         275.0             --
                                                                                                       --------       --------
        SHAREHOLDERS' EQUITY:
           Preferred Stock, $4 Par Value  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.3            0.3
           Common Stock, $1 Par Value   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65.7           65.7
               Authorized Shares: 100,000,000
               Issued Shares: 65,724,192; 1993 - 65,720,419
               Outstanding Shares: 55,484,187; 1993 - 55,331,060
           Paid-in Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         612.9          613.2
           Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         981.3        1,612.5
           Net Unrealized Appreciation (Depreciation) on Investment   . . . . . . . . . . . . . .        (283.9)         322.1
           Cumulative Foreign Currency Translation Adjustment   . . . . . . . . . . . . . . . . .         (95.7)         (61.1)
           Common Stock in Treasury, at Cost
             (10,240,005 Shares; 1993 - 10,389,359 Shares)  . . . . . . . . . . . . . . . . . . .        (364.9)        (369.6)
                                                                                                       --------       --------
           Total Shareholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         915.7        2,183.1
                                                                                                       --------       --------
               Total Liabilities, Commitments and Contingencies
                 Redeemable Preferred Stocks, and Shareholders' Equity  . . . . . . . . . . . . .      $2,120.0       $3,018.3
                                                                                                       ========       ========

     __________________

     (1) See Notes to Consolidated Financial Statements included in the Proxy Statement.

                                                                                                                SCHEDULE II
                                                                                                                (Continued)
                                                 THE CONTINENTAL CORPORATION - PARENT

                                                     STATEMENTS OF CASH FLOWS (1)(2)
                                                        Year Ended December 31,
                                                              (millions)
                                                                                1994            1993            1992
                                                                                ----            ----            ----
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (Loss)  . . . . . . . . . . . . . . . . . . . . .        $(602.9)       $ 210.0        $ (83.7)
           Adjustments to Reconcile Net Income (Loss)
            to Net Cash (Used in) Provided
            from Operating Activities:
           Realized Capital Losses  . . . . . . . . . . . . . . . . . .            0.6            3.0            6.0
           Equity in (Earnings) Loss of
              Subsidiaries  . . . . . . . . . . . . . . . . . . . . . .          862.5         (177.8)        (221.1)
           Equity in (Earnings) Loss of
              Discontinued Operations   . . . . . . . . . . . . . . . .          (39.5)         (48.7)         174.7
           Deferred tax benefit . . . . . . . . . . . . . . . . . . . .         (352.8)          (2.4)         (21.9)
           Other-Net  . . . . . . . . . . . . . . . . . . . . . . . . .           21.6           76.5          100.7
                                                                               --------       --------       -------
             Net Cash Provided from (Used in) Operating
               Activities . . . . . . . . . . . . . . . . . . . . . . .         (110.5)          60.6          (45.3)
                                                                               --------       --------       -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
           Cost of Investments Purchased  . . . . . . . . . . . . . . .          (90.8)         (72.0)        (197.8)
           Proceeds from Investments Sold . . . . . . . . . . . . . . .          143.8          111.9           94.8
           Proceeds from Investments Matured  . . . . . . . . . . . . .           --              0.2            3.0
           Proceeds from Sales of Subsidiaries  . . . . . . . . . . . .           50.4          330.0           --
           Investment in Subsidiaries . . . . . . . . . . . . . . . . .         (452.0)        (399.3)          --
           Net Decrease in Long-Term Investments  . . . . . . . . . . .            6.1            0.4            2.8
           Net (Increase) Decrease in Short-Term Investments  . . . . .           (4.3)          98.3         (103.8)
           Dividends Paid by Subsidiaries . . . . . . . . . . . . . . .           69.5          120.0          168.0
                                                                               --------       --------       -------
            Net Cash Provided from (Used in) Investing
             Activities . . . . . . . . . . . . . . . . . . . . . . . .         (277.3)         189.5          (33.0)
                                                                               --------       --------       -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
           Cash Borrowings from (Repayments to)
             Subsidiaries . . . . . . . . . . . . . . . . . . . . . . .          154.1           (1.4)          22.3
           Increase (Decrease) in Long-Term Debt  . . . . . . . . . . .            0.7           (1.8)        (301.4)
           Increase (Decrease) in Short-Term Debt . . . . . . . . . . .          (18.2)         (48.8)         275.2
           Issuance of Long-Term Debt . . . . . . . . . . . . . . . . .           --            150.0          200.0
           Retirement of Debt . . . . . . . . . . . . . . . . . . . . .           --           (281.7)          --
           Sale of Treasury Shares  . . . . . . . . . . . . . . . . . .            4.4           10.5            8.0
           Dividends to Shareholders  . . . . . . . . . . . . . . . . .          (28.3)         (59.4)        (123.1)
           Proceeds from Sales (Redemption) of Redeemable Preferred Stock        275.0          (20.5)          --
                                                                               --------       --------       -------
            Net Cash Provided from (Used in) Financing
              Activities  . . . . . . . . . . . . . . . . . . . . . . .          387.7         (253.1)          81.0
                                                                               --------       --------       -------

        Net Increase (Decrease) in Cash and Cash Equivalents. . . . . .           (0.1)          (3.0)           2.7
        Cash and Cash Equivalents at Beginning of Year. . . . . . . . .            0.1            3.1            0.4
                                                                               --------       --------       -------
        Cash and Cash Equivalents at End of Year. . . . . . . . . . . .        $  --          $   0.1        $   3.1
                                                                              =========       ========       =======
        Supplemental Cash Flow Information:
           Federal, Foreign and State Taxes Paid  . . . . . . . . . . .        $  --          $   4.5        $  11.0
                                                                              =========       ========       =======
           Interest Paid  . . . . . . . . . . . . . . . . . . . . . . .        $  33.4        $  56.9        $  45.6
                                                                              =========       ========       =======
        Non-Cash Transactions:
           Preferred Stock paid as dividends by subsidiary  . . . . . .        $  18.0        $  --          $  --
                                                                              =========       ========       =======
           Preferred stock contributed as additional investment in
            subsidiary                                                         $  18.0        $  --          $  --
                                                                              =========       ========       =======

     ______________________
     (1) See Notes to Consolidated Financial Statements included in Continental's Proxy Statement.

     (2) Certain reclassifications have been made to the prior year's financial information to conform to the 1994 presentation.

                                                                                                      SCHEDULE III
                                                                  THE CONTINENTAL CORPORATION

                                                              SUPPLEMENTARY INSURANCE INFORMATION
                                                                          (millions)


Column A                 Column B    Column C     Column D     Column E      Column F      Column G       Column H

                                   Outstanding
                         Deferred    Losses                  Other Policy                                  Losses
                          Policy       and                    Claims and                      Net            and
                        Acquisition   Loss        Unearned     Benefits      Premiums     Investment        Loss
Segment                    Costs    Expenses      Premiums      Payable       Earned      Income (1)      Expenses
Year Ended December
 31, 1994:
 Agency & Brokerage
   Commercial   . . . .   $  171.8    $ 5,922.5   $   919.1        --        $ 2,164.4        --         $ 2,282.6
 Agency & Brokerage
   Personal   . . . . .       66.3        663.2       354.1        --            704.1        --             578.4
 Specialized Commercial      145.8      3,692.7       798.4        --          1,560.6        --           1,539.9
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
 Insurance Operations        383.9     10,278.4     2,071.6                    4,429.1     $   490.8       4,400.9
 Corporate & Other  . .       --           --          --          --             --            13.4          --
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
    Total                 $  383.9    $10,278.4   $ 2,071.6        --        $ 4,429.1     $   504.2     $ 4,400.9
                          ========    =========   =========    =========     =========    ==========     =========
Year Ended December
 31, 1993:
 Agency & Brokerage
   Commercial   . . . .   $  237.0    $ 5,366.7   $ 1,152.6        --        $ 2,121.3        --         $ 1,663.9
 Agency & Brokerage
   Personal   . . . . .      119.1        837.6       578.3        --            861.6        --             667.5
 Specialized Commercial      137.9      2,864.4       678.8        --          1,433.2        --           1,082.7
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
 Insurance Operations        494.0      9,068.7     2,409.7        --          4,416.1     $   514.3       3,414.1
 Corporate & Other  . .     --           --          --            --           --              28.0        --
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
    Total                 $  494.0    $ 9,068.7   $ 2,409.7        --        $ 4,416.1     $   542.3     $ 3,414.1
                          ========    =========   =========    =========     =========    ==========     =========
Year Ended December
 31, 1992:
 Agency & Brokerage
   Commercial   . . . .   $  226.9    $ 5,544.1   $ 1,120.5        --        $ 1,919.5        --         $ 1,562.2
 Agency & Brokerage
   Personal   . . . . .      112.8        982.6       556.7        --            777.4        --             623.8
 Specialized Commercial      127.8      2,539.5       629.0        --          1,201.1        --             975.6
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
 Insurance Operations        467.5      9,066.2     2,306.2        --          3,898.0     $   559.5       3,161.6
 Corporate & Other  . .     --           --          --            --           --              30.4        --
                          --------    ---------   ---------    ---------     ---------    ----------     ---------
    Total                 $  467.5    $ 9,066.2   $ 2,306.2        --        $ 3,898.0     $   589.9     $ 3,161.6
                          ========    =========   =========    =========     =========    ==========     =========

Column A                       Column I      Column J     Column K

                            Amortization
                             of Deferred       Other
                               Policy        Insurance
                             Acquisition     Operating    Premiums
Segment                         Costs        Expenses      Written
Year Ended December
 31, 1994:
 Agency & Brokerage
   Commercial   . . . .        $  716.3      $   19.1      $ 1,883.9
 Agency & Brokerage
   Personal   . . . . .           206.7          15.1          480.8
 Specialized Commercial           460.4          35.4        1,595.3
                               ---------     ---------     ---------
 Insurance Operations           1,383.4          69.6        3,960.0
 Corporate & Other  . .            --            --             --
                               ---------     ---------     ---------
    Total                      $1,383.4      $   69.6      $ 3,960.0
                               =========     =========     =========
Year Ended December
 31, 1993:
 Agency & Brokerage
   Commercial   . . . .        $  669.5      $   22.7      $ 2,168.2
 Agency & Brokerage
   Personal   . . . . .           269.1           3.2          887.5
 Specialized Commercial           431.9          11.0        1,482.1
                               ---------     ---------     ---------
 Insurance Operations           1,370.5          36.9        4,537.8
 Corporate & Other  . .          --            --             --
                               ---------     ---------     ---------
    Total                      $1,370.5      $   36.9      $ 4,537.8
                               =========     =========     =========
Year Ended December
 31, 1992:
 Agency & Brokerage
   Commercial   . . . .        $  607.9      $   30.4      $ 1,895.5
 Agency & Brokerage
   Personal   . . . . .           280.7          (0.1)         808.3
 Specialized Commercial           394.1           5.0        1,315.2
                               ---------     ---------     ---------
 Insurance Operations           1,282.7          35.3        4,019.0
 Corporate & Other  . .          --            --             --
                               ---------     ---------     ---------
    Total                      $1,282.7      $   35.3      $ 4,019.0
                               =========     =========     =========

     ______________________

     (1) Distinct investment portfolios are not maintained for individual insurance segments; accordingly, insurance segments results are shown in the aggregate.

                                                                                                           SCHEDULE IV
                                              THE CONTINENTAL CORPORATION
                                                REINSURANCE INFORMATION
                                            (millions, except percentages)


            Column A                  Column B            Column C        Column D            Column E         Column F
                                                             Earned Premiums
                           -------------------------------------------------------------------------------
                                                                                                              Percentage
                                                          Ceded to         Assumed                             of Amount
                                        Gross               Other        From Other             Net            Assumed
                                       Amount             Companies       Companies           Amount            to Net
Year Ended December 31, 1994:
  Premiums:
    Property and casualty
     insurance                        $ 5,169.6           $ 1,297.2      $  556.7            $ 4,429.1         12.6%
                                      ---------           ---------      ---------           ---------        ---------
       Total premiums . . . . .       $ 5,169.6           $ 1,297.2      $  556.7            $ 4,429.1         12.6%
                                      =========           =========      =========           =========        =========

Year Ended December 31, 1993:
  Premiums:
    Property and casualty
     insurance                        $ 5,125.8           $ 1,213.9      $  504.2            $ 4,416.1         11.4%
                                      ---------           ---------      ---------           ---------        ---------
        Total premiums  . . . .       $ 5,125.8           $ 1,213.9      $  504.2            $ 4,416.1         11.4%
                                      =========           =========      =========           =========        =========

Year Ended December 31, 1992:
  Premiums:
    Property and casualty
     insurance                        $ 4,764.3           $ 1,334.0      $  467.7            $ 3,898.0         12.0%
                                      ---------           ---------      ---------           ---------        ---------
        Total premiums  . . . .       $ 4,764.3           $ 1,334.0      $  467.7            $ 3,898.0         12.0%
                                      =========           =========      =========           =========        =========

                                                                                                 SCHEDULE V

                                              THE CONTINENTAL CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS (1)
                                                      (millions)



                    Column A                         Column B                    Column C          Column D     Column E
                                                                               Additions
                                                                    ------------------------------
                                                    Balance at           Charged to    Charged                  Balance at
                                                     Beginning            Costs and   to Other                  End of
                  Description                        of Period            Expenses    Accounts   Deductions (1) Period
Year Ended December 31, 1994:
  Investment Reserve  . . . . . . . . . .             $27.0                 $  9.0        --           $ 10.0       $ 26.0
  Allowance for doubtful accounts-loans
    and accounts receivable . . . . . . .             $43.3                 $ 15.5        --           $ 24.9       $ 33.9
  Allowance against reinsurance
    assets  . . . . . . . . . . . . . . .             $26.4                 $135.1(2)     --           $ 56.7       $104.8(2)

Year Ended December 31, 1993:
  Investment Reserve  . . . . . . . . . .             $35.0                 $ 20.3        --           $ 28.3       $ 27.0
  Allowance for doubtful accounts-loans
    and accounts receivable . . . . . . .             $31.3                 $ 30.9        --           $ 18.9       $ 43.3
  Allowance against reinsurance
    assets  . . . . . . . . . . . . . . .             $41.8                 $ 15.0        --           $ 30.4       $ 26.4

Year Ended December 31, 1992:
  Investment Reserve  . . . . . . . . . .             $35.0                 $ 10.0        --           $ 10.0       $ 35.0
    Allowance for doubtful accounts-loans
    and accounts receivable . . . . . . .             $26.8                 $ 22.7        --           $ 18.2       $ 31.3
  Allowance against reinsurance
    assets  . . . . . . . . . . . . . . .             $27.8                 $ 41.0        --           $ 27.0       $ 41.8

     ____________________________

     (1) Represents write-offs of amounts determined to be uncollectible, net of recoveries.
     (2) Includes the establishment of an $80 million reinsurance GAAP asset for environmental claims fully reserved for as not recoverable.

                                                                                                   SCHEDULE VI

                                                                  THE CONTINENTAL CORPORATION

                                                                   SUPPLEMENTAL INFORMATION
                                                        (For Property-Casualty Insurance Underwriters)
                                                                          (millions)


        Column A               Column B      Column C      Column D      Column E        Column F    Column G


                               Deferred     Outstanding    Discount
       Affiliation              Policy        Losses        if any,                                     Net
          with                Acquisition    and Loss     Deducted in   Unearned        Premiums    Investment
       Registrant                Costs       Expenses      Column C     Premiums         Earned     Income (1)
Year Ended December 31, 1994:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .    $383.9      $10,278.4        $680.4    $2,071.6        $4,429.1     $490.8


Year Ended December 31, 1993:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .    $494.0      $ 9,068.7        $696.0    $2,409.7        $4,416.1     $514.3


Year Ended December 31, 1992:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .    $467.5      $ 9,066.2        $692.8    $2,306.2        $3,898.0     $559.5



        Column A                      Column H           Column I         Column J       Column K
                                      Loss and
                                    Loss Expenses       Amortization
                                 Incurred Related to    of Deferred
       Affiliation                  (i)       (ii)        Policy          Paid Loss
          with                    Current     Prior     Acquisition       and Loss       Premiums
       Registrant                  Year       Year        Costs           Expenses       Written
Year Ended December 31, 1994:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .     $3,547.8   $853.1      $1,383.4         $3,483.2       $3,960.0


Year Ended December 31, 1993:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .     $3,413.0   $  1.1      $1,370.5         $3,304.8       $4,537.8


Year Ended December 31, 1992:
(a) Consolidated
    property-casualty
    entities  . . . . . . . .     $3,036.3   $125.3      $1,282.7         $3,257.0       $4,019.0

     ______________________________

     (1) Distinct investment portfolios are not maintained for individual segments; accordingly, insurance segments results are shown in the aggregate.

                                          EXHIBIT INDEX

                                                                                           PAGE

           2(a)    -- Agreement and Plan of Merger, dated as of December 6,
                      1994, among Continental, CNA Financial Corporation ("CNA")
                      and CNA Acquisition Corp. (the "Merger Agreement"), filed
                      under Exhibit 2(a) to the Continental's Form 8-K, dated
                      December 9, 1994 (the "December 9, 1994 8-K").

           3(a)    -- Certificate of Incorporation of Continental, as
                      amended, as filed with the Secretary of the State of
                      New York on April 6, 1989, filed under Exhibit 3(a)
                      to Continental's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1993 (the "1993 Form
                      10-K"), and Certificate of Amendment to Certificate
                      of Incorporation, as filed with the Secretary of
                      State of the State of New York on December 7, 1994,
                      filed under Exhibit 3 to Continental's Form 8-K,
                      dated December 16, 1994 (the "December 16, 1994 8-
                      K").

           (b)     -- By-Laws of Continental, as amended through December 17,
                      1992 as filed under Exhibit 3(b) to the 1993 Form 10-K.

           4(a)      -- Supplemental Indenture No. 3 dated as of March 1, 1993
                        from Continental to The Bank of New York, as Trustee, with respect to the issuance of $150 million of 7.25% Notes due
                        March 1, 2003 filed on March 3, 1993 as Exhibit 1 to
                        Report on Form 8-K.

           (10)(a)   -- The Long Term Incentive Plan of Continental (amended and restated as of December 1, 1993) as filed under Exhibit
                        10(a) to the 1993 Form 10-K.

                (b)  -- The Annual Management Incentive Plan of Continental
                        (amended and restated as of January 1, 1993) as filed under Exhibit 10(b) to the 1993 Form 10-K.

                (c)  -- The Incentive Savings Plan of Continental (amended and re-
                        stated as of January 1, 1994) as filed under Exhibit 10(c) to the 1993 Form 10-K.

                (d)  -- The Retirement Plan of Continental (amended and restated
                        as of January 1, 1994) as filed under Exhibit 10(d) to the 1993 Form 10-K.

                (e)  -- Receivables Purchase and Sale Agreement dated as of Decem-
                        ber 15, 1994, among The Continental Insurance Company
                        ("Continental Insurance"), Boston Old Colony Insurance
                        Company ("Boston"), The Buckeye Union Insurance Company
                        ("Buckeye"), Casualty Insurance Company ("Casualty"), Com-mercial Insurance Company of Newark, N.J. ("Commercial"),
                        The Continental Insurance Company of New Jersey
                        ("Continental - NJ"), Continental Lloyd's Insurance
                        Company ("Lloyd's"), The Fidelity and Casualty Company of
                        New York ("Fidelity"), Continental Reinsurance Corporation
                        ("Continental Re"), Firemen's Insurance Company of Newark,
                        New Jersey ("Firemen's"), The Glens Falls Insurance Com-pany ("Glens Falls"), Kansas City Fire and Marine
                        Insurance Company ("Kansas City"), The Mayflower Insurance
                        Company, Ltd. ("Mayflower"), National-Ben Franklin
                        Insurance Company of Illinois ("N-BF"), Niagara Fire
                        Insurance Company ("Niagara"), Pacific Insurance Company
                        ("Pacific") and Workers' Compensation and Indemnity
                        Company of California ("Workers'"), collectively as Sellers, and Corporate Receivables Corporation, Falcon
                        Asset Securitization Corporation ("Falcon"), Sheffield
                        Receivables Corporation ("Sheffield") and Atlantic Asset
                        Securitization Corp. ("Atlantic"), collectively as Pur-chasers, and Citicorp North America, Inc. ("Citicorp"), as
                        Agent.

                (f)     Trade Receivables Purchase and Sale Agreement dated as of
                        December 28, 1984, As Amended, and As Amended and Restated as of December 30, 1994, among continental Insurance, Boston, Buckeye, Casualty, Commercial, Continental-NJ,
                        Lloyd's, Continental Re, Fidelity, Firemen's, Glens Falls,
                        Kansas City, Mayflower, N-BF, Niagara, Pacific, Workers', collectively as Seller, and CIESCO, as Investor, and Citibank, N.A. ("Citibank") and Citicorp, Individually and as Agent.

                (g) Executive Termination Program, adopted September 22, 1994, as filed under Exhibit 10(e) to Continental's Form 8-K, dated October 18, 1994 (the "October 18, 1994 8-K").

               (h) Credit Agreement dated as of December 30, 1993 (the "Credit Agreement"), among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical Bank ("Chemical") and Citibank, as Co-Agents and Chemical, as Administrative Agent.

               (i) Amendment dated March 30, 1994, to the Credit Agreement among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Co-Agents and Chemical, as Administrative Agent.

               (j) Second Amendment to the Credit Agreement, dated as of June 30, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Co-Agents and Chemical, as Administrative Agent.

               (k) Third Amendment to the Credit Agreement, dated as of September 29, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Co-Agents and Chemical, as Administrative Agent.

               (l) Fourth Amendment to the Credit Agreement, dated as of November 23, 1994, among Continental, the Several Lenders from Time to Time Parties Hereto, Chemical and Citibank, as Administrative Agent.

               (m) Fifth Amendment to Credit Agreement, dated as of December 22, 1994 among Continental, certain lenders and Chemical and Citibank as Administrative Agent.

               (n) Agreement, dated as of July 1, 1994, between Fidelity and General Reinsurance Corporation.

               (o) Stock Purchase Agreement, dated December 16, 1994, among FCIC, FGC, Buckeye and Continental.

               (p) Stock Purchase Agreement dated as of June 30, 1993, among Continental, Continental Insurance, Continental Re and Mellon as filed under Exhibit 10(f) to the 1993 Form 10-K.

               (q) Share Purchase Agreement dated as of June 30, 1993 (the "Unionamerica Stock Purchase Agreement"), among Unionamerica Acquisition Company Ltd. ("Unionamerica"), Unionamerica Holdings Ltd. ("Unionamerica Holdings") and Continental as filed under Exhibit 10(g) to the 1993 Form 10-K.

               (r) Amendment dated September 1, 1993 to the Unionamerica Share Purchase Agreement, among Unionamerica, Unionamerica Holdings and Continental as filed under Exhibit 10(h) to the 1993 Form 10-K.

               (s) Stock Purchase Agreement dated as of July 28, 1993 (the "Alleghany Stock Purchase Agreement"), among Alleghany Corporation ("Alleghany"), Continental, Goldman, Sachs & Co. ("Goldman") and certain funds which Goldman either controls or of which it is a general partner (together, the "GS Investors"; Continental and the GS Investors together referred to as the "URHC Stockholders"), Underwriters Re Holdings Corp. ("Underwrit-

                      ers Holdings") and Underwriters Re Corporation ("Underwriters") as filed under
                      Exhibit 10(i) to the 1993 Form 10-K.

               (t)    Amendment dated October 7, 1993, to the Alleghany Stock Purchase Agreement,
                      among Alleghany, Continental, the GS Investors, Underwriters Holdings and Un-
                      derwriters as filed under Exhibit 10(j) to the 1993 Form 10-K.

               (u)    Stock Purchase Agreement dated as of July 28, 1993 (the "GS Investors Stock
                      Purchase Agreement"), among Continental and the GS Investors as filed under
                      Exhibit 10(k) to the 1993 Form 10-K.

               (v)    Management Stock Purchase Agreement dated as of July 28, 1993 (the
                      "Management Agreement"), among Continental, Underwriters Holdings,
                      Underwriters and certain Management Stockholders, as supplemented as filed under as Exhibit 10(m) to the 1993 Form 10-K.

               (w)    Amendment dated as of October 7, 1993, to the Management Agreement, among
                      Continental, Underwriters Holdings, Underwriters and certain Management
                      Stockholders as filed under as Exhibit 10(n) to the 1993 Form 10-K.

               (x)    Securities Purchase Agreement, dated as of December 6, 1994, between
                      Continental and CNA as filed under Exhibit 10(b) to the December 9, 1994 8-K.

               (y)    Stock Option, dated December 9, 1994, granted to CNA, as filed under Exhibit
                      10(c) to the December 16, 1994 8-K.

               (z)    Amendment to Stock Option, dated January 5, 1995.

               (aa)   Letter Agreement dated October 6, 1993, among Continental and the GS
                      Investors, relating to the GS Investors Stock Purchase Agreement as filed under Exhibit 10(l) to the 1993 Form 10-K.

               (bb)   Purchase Agreement dated October 12, 1994, between The Continental Insurance
                      Company of Canada, The Dominion Insurance Corporation and Firemen's Insurance
                      Company of Newark, New Jersey and Continental Reinsurance Corporation and
                      Continental Reinsurance Corporation International Limited and The Continental
                      Corporation and Fairfax Financial Holdings Limited, as filed under Exhibit
                      10(f) to the October 18, 1994 8-K.

               (cc)   Receivables Purchase and Sale Agreement dated as of December 14, 1993, among
                      Continental Insurance, Boston, Buckeye, Casualty, Commercial, Continental-NJ,
                      Lloyd's, Fidelity, Continental Re, Firemen's, Glens Falls, Kansas City, Mayflower,
                      N-BF, Niagara, Pacific and Workers', collectively as Sellers, and Corporate Asset
                      Funding Company, Inc., CIESCO, L.P., Falcon, Sheffield, Atlantic and Credit
                      Lyonnais, collectively, as Purchas-

                         ers, and Citicorp, as Agent, filed under Exhibit 10(e) to Continental's Annual
                         Report on Form 10-K for the fiscal year ended December 31, 1993.

              (dd) --    Participation Agreement, dated as of December 29, 1994 among Buckeye, First
                         Fidelity Bank, N.A. ("First Fidelity") and The CIT Group/Equipment Financing, Inc.,
                         with the following exhibits and schedules:

                   --    Master Lease, dated December 29, 1994 between First Fidelity and Buckeye.

                   --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between Buckeye and First Fidelity.

                   --    Prime Master Lease, dated as of December 29, 1994 between Buckeye and First
                         Fidelity.

                   --    Schedule of Leased Equipment No. 1 (to Prime Master Lease), dated December
                         29, 1994, between Buckeye and First Fidelity.

              (ee) --    Participation Agreement, dated as of December 29, 1994 among The Continental
                         Insurance Company, First Fidelity and The CIT Group/Equipment Financing, Inc.

                   --    Master Lease, dated as of December 29, 1994 between First Fidelity Bank, N.A.
                         and The Continental Insurance Company

                   --    Prime Master Lease, dated as of December 29, 1994 between The Continental
                         Insurance Company and First Fidelity.

                   --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between First Fidelity and The Continental Insurance Company

                   --    Schedule of Leased Equipment No. 1, dated December 29, 1994 (to Prime Master
                         Lease) between The Continental Insurance Company and First Fidelity.

              (ff) --    Participation Agreement, dated as of December 29, 1994 among Firemen's, First
                         Fidelity Bank, N.A. and The CIT Group/Equipment Financing, Inc., with the following exhibits and schedules:

                   --    Master Lease, dated December 29, 1994 between First Fidelity and Firemen's.

                   --    Prime Master Lease, dated as of December 29, 1994 between Firemen's and First
                         Fidelity.

                   --    Schedule of Leased Equipment No. 1 (to Master Lease), dated December 29, 1994 between Firemen's and First Fidelity.

                   --    Schedule of Leased Equipment No. 1 (to Prime Master Lease), dated December 29,
                         1994 between First Fidelity and Firemen's.

              (gg)    --  Lease Guaranty to First Fidelity Bank, N.A.

              (hh)    --  Merger Agreement.  See Exhibit 2(a).

              (11)    --  Continental's Statement re Computation of Per Share Earnings.

              (21)    --  Subsidiaries of Continental.

              (23)    --  Consent of KPMG Peat Marwick LLP.

              (28)    --  Statutory Loss Development of Property and Casualty Insurance and Reinsurance
                          Subsidiaries, filed in paper form only pursuant to Regulation 311 of
                          Regulation S-T.