Form 10-Q
period 1995-03-31
CONTINENTAL CORP
filed 1995-05-15
CIK 24011

]



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

                            Yes  X          No

      The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1995 is as follows:

                    55,498,029  shares of Common Stock





                           Page 1  of   Pages


                  The Exhibit Index is located on Page




                        THE CONTINENTAL CORPORATION

                                   INDEX


                                                        Page

Part I- Financial Information

  Item 1 - Financial Statements:

          Consolidated Statements of Income -
               Three Months Ended March 31, 1995 and 1994            3 - 4

          Consolidated Balance Sheets -
               March 31, 1995 and December 31, 1994                    5

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994              6

          Notes to Consolidated Financial Statements                 7 - 17

  Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       18 - 25


Signature                                                              26


Exhibit Index                                                          27

Exhibit 1                                                           28 - 29













                        THE CONTINENTAL CORPORATION
                      Part I - Financial Information
                       Item 1 - Financial Statements
                     CONSOLIDATED STATEMENTS OF INCOME
              (millions, except share and per share amounts)

                                                   Three Months Ended
                                                         March 31,
                                                      1995      1994
Revenues:
Premiums                                             $831.2    $1,104.1
Net Investment Income                                 130.8       122.1
Realized Capital Gains, Net                            92.9        32.0
Other Revenues                                         20.7        21.8
        Total Revenues                              1,075.6     1,280.0

Expenses:
Losses and Loss Expenses                              669.8       978.0
Insurance Operating Expenses                          268.6       377.2
Other Expenses                                         22.9        30.9
Interest on Corporate Borrowings                       13.8         8.8
        Total Expenses                                975.1     1,394.9

Income (Loss) from Continuing Operations
   before Income Taxes (Benefits)                     100.5      (114.9)


Income Taxes (Benefits):
        Current                                         6.2       (22.7)
        Deferred                                       45.4        (2.3)
        Total Income Taxes (Benefits)                  51.6       (25.0)

Income (Loss) from Continuing Operations               48.9       (89.9)

Income from Discontinued Operations,
   Net of Income Taxes                                   -           -

Net Income (Loss)                                     $48.9      $(89.9)

Net Income (Loss) Available
   to Common Shareholders                             $39.5      $(89.9)



See  Notes to Consolidated  Financial Statements.             (Continued)





                        THE CONTINENTAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
              (millions, except share and per share amounts)



                                                     Three Months Ended
                                                          March 31,
                                                      1995         1994

Per Common Share:

Income (Loss) from Continuing Operations,
  Available to Common Shareholders                   $0.71       $(1.62)

Income from Discontinued Operations,
  Net of Income Taxes                                  -            -

Net Income (Loss),
  Available to Common Shareholders                   $0.71       $(1.62)

Dividends Declared                                     -          $0.25


Weighted Average Shares of
  Common Stock Outstanding                      55,490,063   55,417,104







See Notes to Consolidated Financial Statements.







                          THE CONTINENTAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (millions, except par values and share amounts)

                                                    March 31,   December 31,
                                                       1995         1994
Assets:
Investments:
Fixed Maturities Available-for-Sale at Fair Value
  (Amortized Cost $6,355.6; 1994 - $6,089.2)          $6,237.4    $5,795.0
Equity Securities Available-for-Sale at Fair Value
(Cost $62.9; 1994 - $96.9)                                75.4       120.9
Other Long-Term Investments at Fair Value (Cost
$502.3; 1994 - $530.4)                                   508.0       537.7
Other Short-Term Investments                             980.1     1,794.8
   Total Investments                                   7,800.9     8,248.4

Cash and Cash Equivalents                                122.1        92.7
Premiums Receivable                                      767.7       919.9
Accrued Interest and Dividends                           102.9       107.8
Reinsurance Receivables                                3,636.4     3,670.2
Prepaid Reinsurance Premiums                             433.5       452.5
Reinsurance Recoverable                                  280.3       301.8
Deferred Policy Acquisition Costs                        315.1       383.9
Property and Equipment, Net                              392.0       401.0
Deferred Tax Asset                                       509.7       555.1
Other Assets                                             569.9       748.1
Net Assets of Discontinued Operations                    103.2        88.2
   Total Assets                                      $15,033.7   $15,969.6

Liabilities:
Outstanding Losses and Loss Expenses                  $9,547.1   $10,278.4
Unearned Premiums                                      1,749.8     2,071.6
Short-Term Debt                                          211.2       211.5
Long-Term Debt                                           776.7       775.9
Accounts Payable and Accrued Expenses                     33.3       102.5
Accrued Employee Benefits                                320.9       311.9
Other Liabilities                                        962.6     1,027.1
  Total Liabilities                                   13,601.6    14,778.9

Commitments and Contingencies                               -           -

Redeemable Preferred Stocks:
Series T at Fair Value (828,100 Shares
   Authorized and Issued) $200
   per Share Liquidation Value                           164.9       164.9
Series F at Fair Value (171,900 Shares
   Authorized and Issued) $200
   per Share Liquidation Value                            34.1        34.1
Series H at Fair Value (375,000 Shares
   Authorized and Issued) $200
   per Share Liquidation Value                            74.6        74.6
Series G Option                                            1.4         1.4
  Total Redeemable Preferred Stocks                      275.0       275.0

Shareholders' Equity:
Preferred Stock - $4 Par Value                              -          0.3
Common Stock - $1 Par Value                               65.7        65.7
Paid-in Capital                                          612.9       612.9
Retained Earnings                                      1,020.9       981.3
Net Unrealized Depreciation of Investments              (116.3)     (283.9)
Cumulative Foreign Currency
   Translation Adjustment                                (61.2)      (95.7)
Common Stock in Treasury at Cost
(10,238,005 shares; 1994 - 10,240,005 shares)           (364.9)     (364.9)
   Total Shareholders' Equity                          1,157.1       915.7
   Total Liabilities, Commitments
      and Contingencies, Redeemable Preferred
      Stocks and Shareholders' Equity                $15,033.7   $15,969.6

See Notes to Consolidated Financial Statements







                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THE CONTINENTAL CORPORATION

                                (millions)
                                                  Three Months Ended
                                                      March 31,
                                                   1995        1994
Cash Flows From Operating Activities:
Income (Loss) from Continuing Operations          $48.9      $(89.9)

Adjustments to Reconcile Income (Loss) from
 Continuing Operations to Net Cash
 Used in Continuing Operating Activities:
     Realized Capital Gains                       (92.9)      (32.0)
     Outstanding Losses and Loss Expenses          (3.4)     (110.7)
     Unearned Premiums                           (163.6)       (8.1)
     Premiums Receivable                           10.0      (224.2)
     Reinsurance Recoverable                       21.5        30.7
     Prepaid Reinsurance Premiums                  19.0        (5.6)
     Reinsurance Receivables                     (107.6)      157.5
     Deferred Tax Asset                            45.4        (2.3)
     Deferred Acquisition Costs                    48.2         8.0
     Depreciation and Amortization                 14.0        12.3
     Other-Net                                     81.3        93.5
Net Cash Provided from (Used in)
 Continuing Operating Activities                  (79.2)     (176.5)
Net Cash Used in Discontinuing
 Operating Activities                                -         (0.5)
                                                  (79.2)     (177.0)

Cash Flows From Investing Activities:
Net Purchase of Property and Equipment              4.0        (7.9)
Cost of Investments Purchased                  (1,281.7)     (955.0)
Proceeds from Investments Sold                    929.0       649.5
Proceeds from Investments Matured                 108.1       263.4
Net (Increase) Decrease in Long-Term Investments   27.3      (114.9)
Net Decrease (Increase) in Short-Term Investments  12.4       394.7
Sale of Subsidiaries                              318.9          -
Net Cash (Used in) Provided from
 Investing Activities                            (118.0)      229.8

Cash Flows From Financing Activities:
Proceeds from Treasury Shares Sold                   -          2.0
Dividends to Shareholders                            -        (13.6)
Redemption of Preferred Stock                      (2.7)         -
Decrease in Short-Term Debt                        (0.3)       (5.9)
Other (Decrease) Increase in Long-Term Debt        (6.4)        0.9
Net Cash Used in Financing Activities              (9.4)      (16.6)

Net Increase in Cash and Cash Equivalents          29.4        36.2
Cash and Cash Equivalents at Beginning of Year     92.7        58.5
Cash and Cash Equivalents at End of Period       $122.1       $94.7

See Notes to Consolidated Financial Statements.





                        THE CONTINENTAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1:  Basis of Presentation
The Consolidated Financial Statements include the accounts of The Continental Corporation and its majority-owned subsidiaries (collectively, "Continental"). These financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates. In the opinion of management, all material adjustments have been made. All adjustments recorded in Continental's interim statements are of a normal recurring nature except for the charges incurred in the first quarter 1994 for the restructuring charge. Certain reclassifications have been made to the prior year's financial information to conform to the 1995 presentation.

Note 2:  Investments
Fixed maturities available-for-sale consist of certain bonds and redeemable preferred stocks, presented at fair value, that management may not hold until maturity. Equity securities available-for-sale are comprised of common stocks and nonredeemable preferred stocks which are reported at fair value.

Other investments are comprised of money market instruments and certificates of deposit, which are reported at amortized cost; notes receivable, time deposits and federal funds sold, which are reported at cost; venture capital investments and mortgage receivables, which are reported at lower of cost or fair value; investments in minority affiliates, which are reported under the equity method of accounting; and investment in limited partnerships, which are reported at fair value. These other investments are classified as short-term if their original maturity is one year or less. All investment transactions are recorded on the settlement date.

Realized capital gains and losses on the sales of investments are included as a component of revenues, based upon the specific identification method. Provisions for other than temporary impairment of investment carrying values are included in realized capital losses. Unrealized gains and losses on investments reported at fair value, net of related deferred taxes, are reflected in shareholders' equity.

For derivative financial investments which are recorded using hedge accounting, the resulting gains and losses are recorded as an adjustment to the carrying value of the underlying security and related unrealized appreciation/(depreciation) of investments. For all other derivative investments, the resulting gains and losses are recorded as an adjustment to the carrying value of the derivative financial investments with the related change in value recognized through earnings.

At March 31, 1995, Continental did not invest in the securities of any issuer, except securities issued/backed by U.S. or Canadian government agencies, in excess of 10% of total shareholders' equity.

Note 3:  Reinsurance
In the ordinary course of business, Continental cedes business on both a pro-rata and excess of loss basis to other insurers and reinsurers. Purchasing reinsurance enables Continental to limit its exposure to catastrophic events and other concentrations of risk. However, purchasing reinsurance does not relieve Continental of its obligations to its insureds. Continental assumes business from other reinsurance organizations, primarily through its participation in voluntary and involuntary risk-sharing pools.

Continental reviews the creditworthiness of its reinsurers on an ongoing basis. To minimize potential problems, Continental's policy is to purchase reinsurance only from carriers who meet its credit quality standards. It has also taken and is continuing to take steps to settle existing reinsurance arrangements with reinsurers who do not meet its credit quality standards. Continental does not believe that there is a significant solvency risk concerning its reinsurers. In addition, Continental regularly evaluates the adequacy of its reserves for uncollectible reinsurance. Continental believes that it makes adequate provisions for the ultimate collectibility of its reinsurance claims and therefore believes the collection of these net recoverables to be probable.

Continental has in place various reinsurance arrangements with respect to its current operations. These arrangements are subject to retentions, coverage limits and other policy terms. Some of the principal reinsurance treaty arrangements which are presently in effect are an excess of loss treaty reducing Continental's liability on individual property losses, a blanket casualty program reducing Continental's liability on third party liability losses, a clash casualty program reducing Continental's liability on multiple insured/single event losses and a property catastrophe program with a net retention of $50 million in both 1995 and 1994 reducing its liability from catastrophic events. Continental also uses individual risk facultative and other facultative agreements to further reduce its liabilities.

Continental also has in place, for future potential adverse reserve development, an aggregate excess of loss reinsurance contract with a limit of $400 million. This contract was purchased in 1992 from National Indemnity Insurance Company. It covers losses and allocated loss expenses for 1991 and prior policy years. The business covered includes all lines of business written by Continental's domestic property and casualty insurance subsidiaries, with specific exclusions for nuclear exposure, war risks, and business written through the Workers' Compensation Reinsurance Bureau and involuntary market pools, insolvency and guarantee fund assessments, taxes, unallocated loss adjustment expenses and extra contractual obligations.

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

Note 4:  Restructuring Charges
In  March  1994,  Continental's  senior  management  approved   a
definitive  plan to re-engineer the operations of   Continental's
Agency & Brokerage division (including home office, field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering are Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova,
California;  Columbus,  Ohio;  York,  Pennsylvania  and   certain
overseas locations. These re-engineering efforts planned the elimination of 680 positions (net of new hires and transfers resulting from approximately 1,200 terminations), from a total company workforce of 12,255 at year end 1993, within one year from approval of the plan, as well as the achievement of business-related expense savings by first quarter of 1995. During 1994, substantially all of the employees identified for termination in the first quarter 1994 re-engineering plan were notified that their positions have been eliminated. The re-engineering efforts
also  included  vacating leased space at  27  locations.   As  of
December 31, 1994, all of these locations have effectively been vacated. Continental has also implemented additional cost saving measures in several employee benefit programs. The first quarter 1994 re-engineering plan included severance packages for all affected employees as well as extended benefits and out placement counseling for many of them. Underwriting results for first
quarter   1994  included  a  $45  million  restructuring  charge,
including $29 million in expected severance and related benefits and $16 million in expected lease vacation and other associated
costs.   As  of March 31, 1995, effectively all costs  associated
with the restructuring charge have been paid.

In June, 1994, Continental announced additional steps with a goal to improve its profitability and strenghten the capital base of its domestic insurance subsidiaries. To improve its profitability, Continental began to curtail its property writings, especially in catastrophe prone areas. Also to further reduce its operating expenses, in the second quarter of 1994, Continental reconsidered its staffing needs and developed another plan in the third quarter of 1994 that would result in a further net reduction of approximately 1,100 positions (in addition to the terminations of approximately 1,200 from the first quarter). Management believes that its re-engineering efforts in 1994 will create annual pre-tax savings of about $120 million compared with Continental's reported 1993 expenses.

Note 5:  Income  Taxes  (Benefits)
The   provision  for  income  taxes  (benefits)  from  continuing operations was as follows:


                                            Three Months  Ended
(millions)                                        March 31,
                                               1995      1994
Current Tax Expenses (Benefit):
     U.S. Federal                              $ 4      $(23)
     Foreign                                     2         -
Total Current Expenses (Benefit)                 6       (23)

Deferred Tax Expenses (Benefit):
     U.S. Federal                               46         -
     Foreign                                     -        (2)
Total Deferred Expenses (Benefit)               46        (2)

Total Income Taxes (Benefit)                   $52      $(25)



In the first three months of 1995, a reduction in current income taxes of $72 million for regular tax and $38 million for alternative minimum tax was recognized through the utilization of tax net operating loss carryforwards. In the first three months of 1994, there was no reduction in current income taxes through the utilization of tax net operating loss carryforward and tax credit carryforwards.

Unused domestic net operating loss carryforwards at March 31, 1995 available for use in future years on a tax return basis, amount to $972 million for regular tax and $621 million for AMT and expire at various stages through the year 2009.

Continental also has a foreign tax credit, general business credit and AMT credit carryforwards of $30 million, $15 million and $14 million, respectively; the foreign tax and general business credits expire at various stages through the year 2000.

Set forth below are the significant differences between the U.S.
federal income tax rate and the effective tax rates as reflected in the accompanying Consolidated Statements of Income:

                                           Three Months Ended
                                               March 31,
                                           (millions, except percentages)
                                               1995                1994
                                                    % of                % of
                                                    Pretax              Pretax
                                           Amount   Income    Amount    Income
Income (Loss) from Continuing
  Operations Before Income Taxes (Benefits)  $101              $(115)

Statutory Federal Corporate Tax (Benefit)      35     35%        (40)    (35)%

Increases (Reductions) in
  Taxes Resulting from:
       Tax-Exempt Interest                     (3)    (3)         (6)     (5)
       Dividends Received Deduction             -      -          (1)     (1)
       Foreign Income at Higher Rates          (1)    (1)         (2)     (2)
       Change in Valuation Allowance            -      -          46      40
       Current Alternative Minimum Tax
         Benefits                               -      -         (23)    (20)
       Disallowance of Tax Loss on
         Sale of Casualty                      21     21           -       -
       Other                                    -      -           1       1

Total Income Taxes (Benefit)                 $ 52     52%      $ (25)    (22)%

The effective tax rate has increased primarily because Continental is in a regular tax position in the first quarter of 1995 as compared to a current Alternative Minimum Tax position in the first quarter of 1994 and because of the disallowance of the Tax Loss on the sale of Casualty in 1995. A Tax Loss was generated on the sale of Casualty due to book/tax basis differences caused primarily by loss reserve discounting.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and March 31, 1995, and December
31, 1993 and March 31, 1994 and the provision for deferred income taxes under SFAS #109 "Accounting for Income Taxes" for the three months ended March 31, 1995 and 1994 are presented on pages 11 and 12.

The net deferred tax asset, before considering deferred taxes
(benefits) on unrealized appreciation\(depreciation) of investments, decreased by $46 million at March 31, 1995. The decrease was caused predominately by a decrease in tax net operating loss (NOL's) carryforwards and a decrease in the loss reserve discounting and unearned premium reserve as a result of the sale of Casualty Insurance Company partially offset by a reduction in deferred tax liability related to installment receivables.

In light of significant re-engineering of operations in 1994 and the expected results such actions will have on increasing future taxable income, management believes it is more likely than not that a significant portion of the deferred tax asset will be realized against future taxable income.

The valuation allowance for deferred tax assets was $231 million at December 31, 1994. The net change in the valuation allowance for deferred tax assets was a decrease of $57 million, resulting in a $174 million valuation allowance at March 31, 1995. The $57 million decrease in the valuation allowance resulted from a decrease in the deferred tax assets attributable to a decrease in unrealized depreciation in the securities portfolio.




                                 Deferred Tax (Expense) Benefit

                                           Statement
(millions)                     Balance        of     Shareholders'   Balance
                         December 31, 1994  Income      Equity   Mar. 31, 1995
Deferred Tax Assets:
Unearned Premium Reserve        $  108       $(19)     $   -         $  89
Loss Reserve Discounting           290        (54)         -           236
Adoption of SFAS No. 106            70          -          -            70
Net Operating Loss Carryforward    303        (15)         -           288
Tax Credit Carryforwards            55          4          -            59
Real Estate Basis Differences       37         (1)         -            36
Allowance for Bad Debts             17          1          -            18
Capital Leases                       8          -          -             8
Provision for Early Retirement       4          -          -             4
Unrealized Depreciation of
  Investments                       92          -        (57)           35
Accrual for Retrospectively
  Rated Premiums                     -          1          -             1
Other Items                         23         (2)         -            21

Total Gross Deferred Tax Assets  1,007        (85)       (57)          865

Valuation Allowance               (231)         -         57          (174)

Net Deferred Tax Assets            776        (85)         -           691


Deferred Tax Liabilities:
Deferred Acquisition Costs         129         11          -           118
Audit Premiums                      43          -          -            43
Installment Receivables             29         23          -             6
Other Items                         20          5          -            15

Total Gross Deferred
  Tax Liabilities                  221         39          -           182


Deferred Tax Asset, Net           $555       $(46)     $   -         $ 509







                                            Deferred Tax (Expense) Benefit

(millions)                                 Statement
                               Balance        of     Shareholders'  Balance
                           Dec. 31, 1993    Income      Equity   Mar. 31, 1994

Deferred Tax Assets:
Unearned Premium Reserve          $127       $ (1)      $  -         $ 126
Loss Reserve Discounting           245          1          -           246
Adoption of SFAS No. 106            70          -          -            70
Net Operating Loss Carryforward      -         45          -            45
Tax Attribute Carryforwards         73          -          -            73
Real Estate Basis Differences       47         (1)         -            46
Allowance for Bad Debts             16          1          -            17
Capital Leases                      15          -          -            15
Provision for Early Retirement      15          -          -            15
Other Items                         28          -          -            28

Total Gross Deferred Tax Assets    636         45          -           681

Valuation Allowance               (136)       (46)         -          (182)

Net Deferred Tax Assets            500         (1)         -           499


Deferred Tax Liabilities:
Deferred Acquisition Costs         154          1         -           153
Accrual for Retrospectively
  Rated Premiums                    13          1         -            12
Audit Premiums                      43          -         -            43
Installment Receivables             18          -         -            18
Unrealized Appreciation of
  Investments                      165          -       125            40
Other Items                         65          1         -            64

Total Gross Deferred
  Tax Liabilities                  458          3       125           330

Deferred Tax Asset, Net            $42        $(4)     $125          $169

Note 6:  Debt
In 1994, Continental extended the maturity of its revolving credit facility from December 30, 1994 to December 31, 1995 and increased the revolving credit facility by $60 million to permit borrowings of up to $210 million from a syndicate of banks.
Under the revolving credit agreement, Continental was required, among other things, not to exceed a modified debt to capital ratio (debt plus shareholders' equity, excluding net unrealized appreciation (depreciation) of investments, plus redeemable preferred stocks), of 45%, for the period through June 29, 1995, and 40%, thereafter, and to maintain a minimum level of statutory surplus for its domestic insurance subsidiaries of, for the period through June 29, 1995, $1,400 million and, thereafter, $1,465 million. At March 31, 1995 (the most recent date for compliance computations), Continental's modified debt to capital ratio was approximately 39% and statutory surplus for its domestic insurance subsidiaries was $1,673 million. On May 9, 1995, Continental repaid all borrowings under the revolving credit facility with funds obtained from CNA. The facility was terminated on May 10, 1995, after the merger (See Note 14:
Subsequent Event).

Note 7:  Preferred Stock
On February 13, 1995, Continental called for redemption its two issues of $4.00 par value, $2.50 cumulative preferred stock (Series A and Series B) at $50 per share plus accrued and unpaid dividends of $.60 per share. $3 million was transferred to Chemical Bank, as redemption agent for the redemption of those shares. Prior to the call for redemption, Continental had 2,750,000 shares of Series A Preferred Stock authorized and issued and 1,094,096 shares of Series B Preferred Stock authorized and issued. Each share of such Series A Preferred Stock and Series B Preferred Stock was convertible into 2.2 shares of Continental common stock prior to March 10, 1995. Holders of 7,255 shares of Series A Preferred Stock and 3,516 shares of Series B Preferred Stock exercised their right to convert their holdings to Common Stock prior to March 10, 1995. At March 31, 1995, $1 million had been paid to holders of Series A Preferred Stock and $1 million to holders of Series B Preferred Stock upon redemption of their shares. At March 31, 1995, 28,480 shares of Series A Preferred Stock and 23,422 shares of Series B Preferred Stock remained unredeemed. At
March 31, 1995, no shares of Series A Preferred Stock or Series B Preferred Stock remained outstanding.

Note 8:  Redeemable Preferred Stock
The Series T (828,100 shares authorized and issued) and Series F (171,900 shares authorized and issued) are a $200 per share liquidation value redeemable, cumulative, non-convertible preferred stock. These series (issued December 9, 1994) are redeemable under certain circumstances at the liquidation value plus an additional amount reflecting any increase in the per share price of Continental's common stock over $15.75 based on an average market price during a period relating to a notice of redemption. These preferred shares will pay an annual dividend of 9.75% of liquidation value. During first quarter 1995, there were no dividends paid on these preferred shares. These preferred shares are recorded at their relative fair value of $165 million and 34 million, respectively. Differences between the fair value and liquidation value are being accreted using the interest method through a charge to retained earnings, which for first quarter 1995 was insignificant. In addition, changes in redemption prices resulting from changes in the additional amounts referred to above will adjust through retained earnings. The Series H (375,000 shares authorized and issued) is a $200 per share liquidation value redeemable, cumulative, non-convertible preferred stock. This series (issued on December 9, 1994) matures in 10 years and is redeemable under certain circumstances. These preferred shares will pay an annual dividend of 12% of liquidation value. During first quarter 1995, there were no dividends paid on these preferred shares. These preferred shares are recorded at their relative fair value of $75 million. Any differences between the fair value and liquidation value are being accreted using the interest method through a charge to retained earnings, which for first quarter 1995 was insignificant.

An option was also issued to CNA to acquire $125 million liquidation value of another series of 9.75% non-convertible preferred stock. The option, exercisable if the CNA merger agreement was terminated, and its underlying preferred stock will be redeemable under certain circumstances for an amount reflecting any increases in the per share price of the common stock over $17.75 based on an average market price during a period relating to a notice of redemption plus, in the case of the underlying preferred stock, the liquidation value. This option is recorded at its relative fair value of $1 million. Effective May 10, 1995, the Merger was approved and the option is not exerciseable (See Note 14: Subsequent Event).

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

Performance awards are payable in either cash or shares of Continental's common stock in amounts based on Continental's performance for four-year award cycles determined by the Compensation Committee of the Board of Directors. As of March 31, 1995, 596,450 of such shares were reserved for possible payment of such awards. As a condition of the Merger with CNA, Continental will pay $20 per reserved share pro-rated by the percentage of time each share is in the four year cycle. Since the Merger was completed on May 10, 1995, Continental expects to pay approximately $5 million related to this transaction.

The stock options are accounted for as common stock equivalents and are used in computing earnings per share. Options for 3,642,275 shares (at a weighted average exercise price of $29.54 per share) were outstanding, of which 3,626,225 were then exercisable. During the first quarter 1995, no options we exercised. As a condition of the Merger with CNA, Continental will exchange the outstanding options for $0.25 per share. Since the Merger was completed on May 10, 1995, Continental expects to pay approximately $1 million related to this transaction.

Note 10:  Discontinued Operations
The financial statements reflect the operating results and balance sheet items of the discontinued insurance operations separately from continuing operations. Operating results of the discontinued operations were as follows:

                                               Three Months Ended
                                                   March 31,
(millions)                                     1995       1994

Total Revenues                                  $ 14      $ 18
Total Expenses                                    14        18

Income before Income Taxes                         -         -
Income Taxes                                       -         -

Income from Discontinued Insurance Operations   $  -       $ -


Net assets of discontinued insurance operations at March 31, 1995 and December 31, 1994 were as follows:


                                        March 31,    December 31,
(millions)                                1995          1994

Assets
Cash and Investments                        $700          $733
Other Assets                                 820           807
                                           1,520         1,540
Liabilities
Outstanding Losses and Loss Expenses       1,113         1,155
Unearned Premiums                              2             1
Other Liabilities                            302           296
                                           1,417         1,452
Net Assets                                  $103           $88



Note 11:  Asbestos-Related, Other Toxic Tort and Environmental
Pollution Claims
Prior to the third quarter of 1994, Continental did not establish reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims (the "Environmental IBNR Claims") because the existence of significant uncertainties, (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language) and the absence of standard techniques to measure exposure did not allow ultimate liabilities to be reasonably estimated in accordance with accepted actuarial standards.

While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for Environmental IBNR Claims, it has concluded that different measurement techniques, based on industry averages, for estimating a reserve for unreported environmental claims have been sufficiently developed, and accepted in the industry, to permit Continental to determine a reasonable gross estimate for Environmental IBNR Claims. However, due to the continuing level of uncertainty involved with environmental exposures, Continental may incur future charges for Environmental IBNR Claims which may be material to Continental's financial position, results of operations or liquidity.

Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves of $791 million for asbestos-related, other toxic tort and environmental pollution claims. At March 31, 1995 the gross undiscounted reported environmental reserves for losses and loss expenses (Environmental Claims) were $331 million ($354 million at December 31, 1994) and gross undiscounted Environmental IBNR reserves were $460 million ($480 million at December 31, 1994). The $331 million represents Continental's current best estimate for reported Environmental Claims. The $460 million represents Continental's best estimate for its Environmental IBNR Claims, using a measurement technique believed to be reasonable, based upon information currently available. However, it is not possible at this time to estimate the amount of additional liability related to the Environmental IBNR Claims that is at least reasonably possible to exist.

Included in Continental's reinsurance asset are amounts due for reported Environmental Claims of $164 million at March 31, 1995 ($175 million at December 31, 1994). A reinsurance asset of $80 million was recorded in conjunction with the establishment of the reserve for Environmental IBNR Claims, but was fully reserved for as not recoverable due to the degree of uncertainty in the collectibility of such amounts in the third quarter 1994.

The technique utilized by Continental involves measuring total net reserves for reported Environmental Claims and Environmental IBNR Claims in terms of the number of years such reserves could fund the net annual payments for these claims. Such technique is consistent with that utilized by an insurance rating agency and by the actuarial profession in some of its discussion papers for its preliminary work with respect to such liabilities. At the end of 1992, the industry was at a net environmental reserve to net environmental paid ratio ("Survival Ratio") of six times such paid losses, which had been increasing and was expected to continue to increase further. At December 31, 1994 Continental's net environmental claims reserves would comprise approximately nine times its historical average net paid losses and loss expenses for these claims.

Net losses and loss expenses include charges for reported
Environmental Claims and Environmental IBNR Claims of $0 and $18 million for the quarters ended March 31, 1995 and March
31, 1994, respectively.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1986. Thereafter, asbestos-related product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

Note 12:  Sale of Subsidiary
In February 1995, Continental sold the stock of Casualty Insurance Company ("Casualty"), an Illinois insurance company engaged in the workers' compensation insurance business, to a subsidiary of Fremont General Corporation, a California-based corporation, for $225 million in cash and a $25 million note. During the period from January 1 to February 21, 1995, Casualty wrote $53 million in premiums. Continental recognized a pre-tax gain of approximately $96 million and, on an after-tax basis approximately $50 million on that sale.

Note 13: Proposed Sale of Subsidiaries
Continental has engaged in preliminary discussions to sell Continental Asset Management Corp., its asset management company, and proposes to sell California Central Trust Bank Corporation, a California State-chartered, FDIC-insured bank. Continental does not expect the sale of these operations to have a significant impact on its financial position, results of operations or liquidity.

Note 14: Subsequent Event
CNA Merger - On December 6, 1994, Continental entered into an Agreement and Plan of Merger by and among Continental, CNA Financial Corporation ("CNA") and Chicago Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of CNA, providing for the Merger of Acquisition with and into Continental ("Merger") and the conversion of each share of Continental's common stock into the right to receive $20, in cash, without interest (other than shares as to which dissenters' rights have been properly exercised under New York law and certain shares held by Continental's subsidiaries). On May 9, 1995, at a Special
Meeting of Shareholders called to approve the Merger Agreement, holders of 77% of the outstanding shares of Continental Common Stock voted to approve the Merger Agreement and the Merger.
Final regulatory approvals of the Merger were received on May 9, 1995. The Merger was consummated on May 10, 1995, and Continental became a subsidiary of CNA.

Settlement of Certain Litigation - Beginning on December 7, 1994, five purported class actions were filed in New York State Supreme Court, New York County, against Continental, directors of Continental and CNA by persons claiming to be stockholders of Continental and relating to the Merger Agreement. The plaintiffs in those actions alleged that directors of Continental breached their fiduciary duties when they approved the Merger Agreement by, among other things, agreeing to the Merger at an unfair and inadequate price, failing to adequately "shop" Continental and failing to maximize the value for Continental's shareholders.
The plaintiffs in two of those actions named CNA as a defendant and alleged that CNA aided and abetted the breaches of fiduciary duty. The plaintiff in another of those actions alleged that directors of Continental violated Sections 715 and 717 of the New York Business Corporation Law (which sections relate to the duties of officers and directors). The plaintiffs in one or more of those purported class actions sought, among other relief, an injunction prohibiting the Merger and unspecified monetary damages.

On May 5, 1995, counsel for the plaintiffs in the five class actions and counsel for the defendants entered into a memorandum of understanding ("MOU") pursuant to which they agreed to pursue a final settlement of the actions. Pursuant to the MOU Continental had earlier agreed to amplify certain disclosures to be contained in the Proxy Statement, dated March 29, 1995, which was submitted to Continental's shareholders in connection with the Special Meeting of Shareholders for approval of the Merger (the "Proxy Statement"), and to ask Goldman, Sachs & Co., the financial advisor to Continental in connection with the Merger, to bring down the fairness opinion issued by Goldman, Sachs & Co. in connection with the Merger, to the date of the Proxy Statement. Pursuant to its undertaking, Continental obtained a bring-down of Goldman, Sachs & Co.'s fairness opinion, dated March 27, 1995, and in the Proxy Statement made disclosure of the bring-down of the Goldman, Sachs & Co. fairness opinion and expanded the discussion of the information presented to the Board of Directors of Continental in connection with its December 6 meeting to consider the Merger Agreement. In the MOU the defendants agreed not to object to an application by plaintiffs' counsel to the Court for an award of attorneys' fees and disbursements in an aggregate amount not to exceed $360,000, which fees would be paid by Continental upon approval by the Court.

The MOU contemplates the completion of a Stipulation of Settlement containing certain additional provisions relating to the settlement, including, inter alia: (a) a denial by defendants that they committed or threatened to commit any violations of law, and the proviso that they enter into the Stipulation of Settlement to eliminate the burden and expense of further litigation and to facilitate the Merger; (b) a release to be granted from each plaintiff and the class to the defendants and certain other parties; and (c) a condition to settlement permitting the plaintiffs to conduct certain additional discovery. The settlement of the purported class actions is subject to notice to the purported class and a hearing by the Court as to the fairness and reasonableness of the settlement and certain other technical conditions.

Pending Litigation -On March 9, 1995, Continental received by facsimile transmission a copy of a First Amended Complaint, entitled Gannon v. Continental Insurance Company, et al., which amended complaint was purportedly filed in the Superior Court of New Jersey, Middlesex County Law Division. The original complaint against
Continental Insurance Company, Continental and certain officers and former officers of Continental alleged certain claims purportedly arising from the termination of the plaintiff in or about May 1994, including allegations of discrimination based on plaintiff's age and gender. The allegations of the amended complaint include, in addition to the employment related claims of the original complaint, allegations of violations of certain federal securities and state laws by certain current and former officers and directors of Continental in connection with annual and other filings made by Continental with the Securities and Exchange Commission, waste of corporate assets and breaches of fiduciary duties in connection with the compensation of officers and the approval of the Merger. Those claims are purportedly made on behalf of a class of persons alternatively described as all persons who purchased Continental's Common Stock during an undisclosed period and holders of 7,500 shares of Continental
Common Stock.

In connection with the purported class claims, the plaintiff seeks, among other relief, the appointment of a stockholders committee, disgorgement of certain payments to senior executives and directors of Continental, and a declaration that the proxy statement submitted to former stockholders of Continental on March 29, 1995, and the actions taken by those former stockholders at the Special Meeting held on May 9, 1995 have no
legal effect.   Continental does not believe that the litigation
is likely to have a material adverse effect on the financial
condition of it or Continental Insurance Company.   Continental
also does not believe that the purported class allegations of the amended complaint will have an effect on the Merger, which was consummated on May 10, 1995.

Continental and a number of its subsidiaries are involved in purported class actions pending in state court in Illinois, entitled Ryan Versus Kansas City Fire and Marine, et al. That case, purportedly on behalf of Illinois auto insureds and other similarly situated Continental insureds nationwide, alleges improper policy overcharges for youthful driver family members. The case seeks quantification and return of alleged youthful driver overcharges for the past ten years, with interest, and injunctive relief against such practices. Illinois jurisdiction has been challenged with respect to Continental and several of its subsidiaries. A motion to dismiss has been filed with respect to all Continental defendants other than Kansas City Fire and Marine, on the grounds that plaintiff does not have a right to sue any defendant other than Kansas City Fire and Marine, with which he was insured. Continental and its subsidiaries intend to vigorously defend against this action. In light of Continental's recent operating results, an adverse decision in this action may have a material impact on results of operations and liquidity.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business Operations: Continental's principal business is property and casualty insurance. Its Insurance Operations are comprised of three segments: Agency & Brokerage Commercial, Agency & Brokerage Personal and Specialized Commercial. The results of Continental's non-insurance operations, including investment management, claims adjusting and risk management, are reported in the Corporate & Other Operations segment. Continental's Insurance Operations generated 98% of consolidated revenues for the first quarter of 1995, including 77% from premiums earned and 21% from investment activities (net investment income and realized capital gains).

Results of Operations - First quarter 1995 compared with first quarter 1994.

Summary: Continuing operations provided net income of $49 million for the first quarter 1995. The net result for the first quarter 1994 was a $90 million loss from continuing operations, including a one-time $45 million charge to restructure the field claims operations and several corporate staff units.

On December 6, 1994, Continental entered into an Agreement and Plan of Merger by and among Continental, CNA Financial Corporation ("CNA") and Chicago Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of CNA, providing for the Merger of Acquisition with and into Continental ("Merger") and the conversion of each share of Continental's common stock into the right to receive $20, in cash, without interest (other than shares as to which dissenters' rights have been properly exercised under New York law and certain shares held by Continental's subsidiaries). On May 9, 1995, at a Special Meeting of Shareholders called to approve the Merger Agreement, holders of 77% of the outstanding shares of Continental common stock voted to approve the Merger Agreement and the Merger.
Final regulatory approvals of the Merger were received on May 9, 1995. The Merger was consummated on May 10, 1995, and Continental became a subsidiary of CNA.

The Certificate of Incorporation was amended effective May 10, 1995 to reflect the Certificate of Incorporation, as amended, of Chicago Acquisition Corporation.

Insurance Operations: The Insurance Operations had a first quarter 1995 income before income taxes of $115 million, a $215 million increase from the first quarter of 1994. First quarter underwriting results improved $144 million while investment results improved $71 million, including a $61 million increase in realized capital gains (primarily from the 1995 sale of subsidiary - see "Other Developments - Sale of Subsidiary") and a $10 million increase in net investment income, primarily due to higher available short-term investment yields.

The $144 million increase in underwriting results was primarily due to an $87 million decrease in catastrophe losses, a substantial decrease in weather-related losses not officially designated as catastrophe and expense savings realized as a result of the 1994 re-engineering. First quarter 1994 underwriting results reflected a $45 million restructuring charge ($26 million in loss expenses and $19 million in insurance operating expenses). For the 1995 quarter, premiums earned decreased $273 million, primarily due to the 1994 sale of Continental's Canadian operations (a reduction in premiums earned of $78 million in the first quarter 1995 as compared to the first quarter of 1994) and the February 21, 1995 sale of Casualty Insurance Company ("Casualty") (a reduction in premiums earned of $40 million in the first quarter 1995 as compared to the first quarter of 1994), a substantial decrease in the amount of risk accepted, and the cession of $51 million of domestic personal lines business under a quota share agreement (the "Quota Share Cession"), partially offset by a modest price increase. Losses and loss expenses decreased $308 million, primarily due to the aforementioned $87 million decrease in catastrophe losses, the sales of the Canadian operations (resulting in a $72 million decrease in losses and loss expenses) and Casualty (resulting in a $21 million decrease in losses and loss expenses), the reduction in non-catastrophe weather-related losses, the decrease in the amount of risk accepted and the cession of $36 million in losses relating to the Quota Share Cession. First quarter 1994 losses and loss expenses included a $26 million charge associated with the first quarter 1994 restructuring. First quarter 1995 insurance operating expenses decreased $108 million primarily due to the sales of the Canadian operations ( which accounted for $25 million in first quarter 1994 expenses) and Casualty (which accounted for $8 million in reduced expenses), a decrease in acquisition expenses associated with the substantial decrease in the amount of risk accepted, expense savings realized as a result of the 1994 re-engineering, and ceded commission income of $11 million relating to the Quota Share Cession.



The Insurance Operations premiums earned and underwriting results for the first quarters of 1995 and 1994 were as follows:

                               Premiums Earned     Underwriting Results
                                  March 31,            March 31,
                                1995    1994        1995   1994
                                           (millions)
INSURANCE SEGMENTS*
Agency & Brokerage Commercial  $388     $522        ($53)  ($169)
Agency & Brokerage Personal     137      226         (16)    (45)
Specialized Commercial          306      356         (38)    (37)

    Total Insurance Operations $831   $1,104       ($107)  ($251)

* Distinct investment portfolios are not maintained for individual insurance segments; accordingly, Insurance Operations' investment results are explained in aggregate below.


The Agency & Brokerage Commercial segment's first quarter 1995 underwriting results improved $116 million from first quarter 1994, primarily due to a $46 million decrease in catastrophe losses, the decrease in non-catastrophe weather-related losses and expense savings realized as a result of the 1994 re-engineering. The 1994 underwriting result included a $29 million restructuring charge ($17 million in loss expenses and $12 million in insurance operating expenses). Premiums earned decreased $134 million, primarily due to a substantial decrease in the amount of risk accepted in the standard package commercial lines business and the sale of the Canadian operations ($52 million), partially offset by a modest price increase. Losses and loss expenses decreased $197 million, primarily due to the decrease in the amount of risk accepted, the sale of the Canadian operations ($51 million), the $46 million decrease in catastrophe losses, and lower non-catastrophe weather-related losses. Insurance operating expenses decreased $53 million, primarily due to lower acquisition expenses resulting from the decrease in the amount of risk accepted, the sale of the Canadian operations ($18 million) and expense savings realized as a result of the 1994 re-engineering. The 1994 insurance operating expenses included a $12 million restructuring charge.

The Agency & Brokerage Personal segment's first quarter 1995 underwriting results improved $29 million from first quarter 1994, primarily due to a $35 million decrease in catastrophe losses, the decrease in non-catastrophe weather-related losses and expense savings realized as a result of the 1994 re-engineering partially offset by increased loss experience (other than catastrophe and non-catastrophe weather-related losses), on personal package business. The 1994 underwriting result included a $13 million restructuring charge ($9 million in loss expenses and $4 million in insurance operating expenses). Premiums earned decreased $89 million primarily due to the Quota Share Cession ($51 million), the sale of the Canadian operations ($26 million) and a decrease in the amount of risk accepted partially offset by a modest price increase. Losses and loss expenses decreased by $74 million, primarily due to the aforementioned $35 million decrease in catastrophe losses, the cession of $36 million in losses under the Quota Share Cession and the sale of the Canadian operations ($20 million), partially offset by the aforementioned
increased loss experience.   Insurance operating expenses
decreased by $44 million, primarily due to the expense savings realized as a result of the 1994 re-engineering, the cession of $11 million in Insurance operating expenses under the Quota Share Cession and the sale of the Canadian operations ($7 million).

The Specialized Commercial segment's first quarter 1995 underwriting results decreased $1 million from first quarter 1994. Premiums earned decreased by $50 million, primarily due to the sale of Casualty ($40 million) and a decrease in the amount of risk accepted, partially offset by a modest price increase. Losses and loss expenses decreased by $37 million, primarily due to the sale of Casualty ($23 million) and the decrease in the amount of risk accepted. Insurance operating expenses decreased $12 million, primarily due to the sale of Casualty ($8 million).

First quarter 1995 net investment income for the Insurance Operations was $129 million, compared with $119 million for the first quarter 1994. The increase in net investment income of $10 million was primarily due to a substantial increase in interest rates on short-term investments (approximately a 280 basis point increase in average available short-term yields) which more than offset the decrease in average invested assets resulting from the sale of Casualty and the Canadian operations. Fixed income securities include short-term investments, fixed maturity investments and non-redeemable preferred stocks, and comprised 92% of Continental's investments.

First quarter 1995 realized capital gains for the Insurance Operations were $93 million, compared with $32 million for the first quarter 1994. The increase of $61 million resulted primarily from the $96 million pre-tax gain on the sale of Casualty, partially offset by 1995 sales of depreciated securities from the fixed maturities portfolio and the sales of other investments which generated a realized loss of $3 million (compared to realized gains of $16 million in the first quarter of 1994). Sales of common stocks generated realized gains of $16 million in the first quarter of 1994.

Corporate & Other Operations: Corporate and Other Operations generated a loss, before income tax benefits, of $14 million for the first quarter 1995, compared with a $15 million loss in the first quarter 1994.

Income Taxes: Continental recorded income tax expense of $52 million in the first quarter 1995 ($50 million in federal income taxes and $2 million in foreign income taxes). In the first quarter of 1994, Continental recorded federal and foreign income tax benefits of $23 million and $2 million, respectively.

The effective tax rate has increased primarily because Continental is in a regular tax position in the first quarter of 1995 as compared to a current Alternative Minimum Tax position in the first quarter of 1994 and because of the disallowance of the Tax Loss on the sale of Casualty in 1995. A Tax Loss was generated on the sale of Casualty due to book/tax basis differences caused primarily by loss reserve discounting.

Other Developments:

Economic Issues: Price levels in the property and casualty insurance markets materially affect Continental's underwriting results. Continental is re-underwriting its existing book of business to focus on those areas in which management believes Continental can achieve an underwriting profit. The slowdown in Continental's premium growth from the first quarter 1994 reflects actions taken in 1994 to significantly curtail business for which management believes prices continued to be inadequate relative to loss costs. Future premiums, net income and cash flow will depend on the degree to which these efforts are successful.

Inflation generally increases the cost of losses covered by insurance contracts. However, the effect of inflation varies by line of business. Since the overall rate of inflation has been relatively constant and historically normal in recent years, such effects have been less significant than in previous years, except in medical care costs. The medical cost inflation rate, while now generally decreasing, is still higher than the overall inflation rate. Lines of insurance involving medical care costs, such as automobile, workers' compensation and medical malpractice, comprised 33% (excluding Casualty, which was sold in February 1995) of Continental's premiums earned for the first quarter 1995, as compared with 35% (excluding Casualty) in the first quarter of 1994. The methods used by Continental to estimate individual case reserves and reserves for unreported claims implicitly consider the effect of inflation in the projection of ultimate loss costs.

Asbestos-Related, Other Toxic Tort and Environmental Pollution
Claims: Prior to the third quarter of 1994, Continental did not establish reserves for incurred but not reported asbestos-related, other toxic tort and environmental pollution claims (the "Environmental IBNR Claims") because the existence of significant uncertainties (including difficulties in determining the frequency and severity of potential claims and in predicting the outcome of judicial decisions, as case law evolves regarding lia bility exposure, insurance coverage and interpretation of policy language) and the absence of standard techniques to measure exposure did not allow ultimate liabilities to be reasonably estimated in accordance with accepted actuarial standards.

While Continental continues to believe that it is not possible to reasonably estimate ultimate liabilities for Environmental IBNR Claims, it has concluded that different measurement techniques, based on industry averages, for estimating a reserve for Environmental IBNR Claims have been sufficiently developed and accepted in the industry, to permit Continental to determine a reasonable gross estimate for Environmental IBNR Claims.
However, due to the continuing level of uncertainty involved with environmental exposures, Continental may incur future charges for Environmental IBNR Claims which may be material to Continental's financial position, results of operations or liquidity.

Included in Continental's liability for outstanding losses and loss expenses are gross undiscounted reserves of $791 million for asbestos-related, other toxic tort and environmental pollution claims. At March 31, 1995 the gross undiscounted reported environmental reserves for losses and loss expenses
(Environmental Claims) were $331 million ($354 million at December 31, 1994) and gross undiscounted Environmental IBNR reserves were $460 million ($480 million at December 31, 1994). The $331 million represents Continental's current best estimate for reported Environmental Claims. The $460 million represents Continental's best estimate for its Environmental IBNR Claims, using a measurement technique believed to be reasonable, based upon information currently available. However, it is not possible at this time to estimate the amount of additional liability related to the Environmental IBNR Claims that is at least reasonably possible to exist.

Included in Continental's reinsurance assets are amounts due for reported Environmental Claims of $164 million at March 31, 1995 ($103 million at March 31, 1994). A reinsurance asset of $80 million was recorded in conjunction with the establishment of the reserve for Environmental IBNR Claims, but was fully reserved for as not recoverable due to the degree of uncertainty in the collectibility of such amounts in the third quarter of 1994.

The technique used by Continental to determine its environmental IBNR reserves involves measuring total net reserves for reported Environmental Claims and Environmental IBNR Claims in terms of the number of years such reserves could fund the net annual payments for these claims. Such technique is consistent with that used by an insurance rating agency and by the actuarial profession in some of its discussion papers for its preliminary work with respect to such liabilities. At the end of 1992, the industry was at a net environmental reserve to net environmental paid ratio ("Survival Ratio") of six times such paid losses, which had been increasing and was expected to continue to increase further. At December 31, 1994, Continental's net environmental claims reserves would comprise approximately nine times its historical average net paid losses and loss expenses for such claims.

Net losses and loss expenses included charges for reported
Environmental Claims and Environmental IBNR Claims of $0 and $18 million during the quarter ended March 31, 1995 and March
31, 1994, respectively.

Most of Continental's environmental pollution claims result from general liability policies written prior to 1986. Certain provisions of these policies have been subject to wide-ranging challenges by policyholders and/or differing interpretations by courts in various jurisdictions, with inconsistent conclusions as to the applicability of coverage for environmental pollution claims. Asbestos-related claims have generally arisen out of product liability coverage provided by Continental under general liability policies written prior to 1986. Thereafter, asbestos-related product exclusions were included in general liability policies. Other toxic tort claims have also generally arisen out of product liability coverage under general liability policies. These claims involve a variety of allegations of bodily injury arising from exposure over a period of time to products alleged to be harmful or toxic.

Restructuring Charge: In March 1994, Continental's senior management approved a definitive plan to re-engineer the operations of Continental's Agency & Brokerage division (including home office, field claims and underwriting), selected operations of Continental's Special Operations division, particularly its multinational unit, and several corporate staff divisions, including Human Resources, Corporate Claims, Actuarial, Finance, and Legal. The locations identified for re-engineering were Cranbury, New Jersey; New York, New York; Duluth, Georgia; Chicago, Illinois; Dallas, Texas; Glens Falls, New York; Overland Park, Kansas; Rancho Cordova, California; Columbus, Ohio; York, Pennsylvania and certain overseas locations. These re-engineering efforts planned the elimination of 680 positions (net of new hires and transfers and resulting from approximately 1,200 terminations), from a total company workforce of 12,255 at year end 1993, within one year for approval of the plan, as well as the achievement of business-related expense savings by the first quarter of 1995. During 1994, substantially all of the employees identified for termination in the first quarter 1994 re-engineering plan were notified that their positions had been eliminated. The re-engineering plan also included vacating leased space at 27 locations. As of December 31, 1994, all of these locations have effectively been vacated. Continental has also implemented additional cost saving measures in several employee benefit programs. The first quarter 1994 re-engineering plan included severance packages for all affected employees as well as extended benefits and out placement counseling for many of them. Underwriting results for first quarter 1994 included a $45 million restructuring charge, including $29 million in expected severance and related benefits and $16 million in expected lease vacation and other associated costs. As of March 31, 1995, effectively all costs associated with the restructuring charge have been paid.

In June, 1994, Continental announced additional steps with a goal to improve its profitability and strenghten the capital base of its domestic insurance subsidiaries. To improve its profitability, Continental began to curtail its property writings, especially in catastrophe prone areas. Also to further reduce its operating expenses, in the second quarter of 1994, Continental reconsidered its staffing needs and developed another plan in the third quarter of 1994 that would result in a further net reduction of approximately 1,100 positions (in addition to the terminations of approximately 1,200 from the first quarter). Management believes that its re-engineering efforts in 1994 will create annual pre-tax savings of about $120 million compared with Continental's reported 1993 expenses.

Sale of Subsidiary: In February 1995, Continental sold the stock of Casualty Insurance Company ("Casualty"), an Illinois insurance company engaged in the workers' compensation insurance business, to a subsidiary of Fremont General Corporation, a California-based corporation, for $225 million in cash and a $25 million note. During the period from January 1 to February 21, 1995, Casualty wrote $53 million in premiums. Continental recognized a pre-tax gain of approximately $96 million and, on an after-tax basis of approximately $50 million on that sale.

Proposed Sale of Subsidiaries: Continental has engaged in preliminary discussions to sell Continental Asset Management Corp., its asset management company, and proposes to sell California Central Trust Bank Corporation, a California State-chartered, FDIC-insured bank. Continental does not expect the sale of these operations to have a significant impact on its financial position, results of operations or liquidity.

New Accounting Pronouncements: Effective December 31, 1994, Continental adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which increased the required disclosure about derivative financial instruments. This statement did not materially change the way Continental accounts for or discloses its derivative instruments.

Financial Resources and Liquidity
Cash Flow Analysis: Operating activities for the first quarter 1995 used $79 million in cash and cash equivalents, whereas operating activities for the first quarter 1994 used cash and cash equivalents of $176 million. The principal causes for the decrease in cash used by operations were a $126 million decrease in underwriting expenses paid and a $141 million decrease in loss and loss expenses paid. These increases in cash provided were partially offset by a $170 million decrease in premiums collected and a $27 million decrease in investment income received.

Investing activities for the first quarter 1995 provided $118 million in cash and cash equivalents, whereas investing activities for the first quarter 1994 provided $230 million in cash and cash equivalents. Increases in investments are reported as uses of cash and cash equivalents, and proceeds from sales, redemptions and maturities of investments are reported as provisions of cash and cash equivalents. The decrease in cash provided by investing activities is primarily due to higher 1995 net sales of securities as a result of decreased cash used by operating activities.

Financing activities for the first quarter 1995 used $9 million in cash and cash equivalents, whereas financing activities for the first quarter 1994 used $17 million in cash and cash equivalents. Increases in borrowings are reported as provisions of cash and cash equivalents, while decreases in borrowings and payments of dividends are reported as uses of cash and cash equivalents. The decrease in cash used in financing activities is primarily due to $13 million in dividends paid to shareholders during 1994 compared to no dividends paid to shareholders in 1995.

As a result of the operating, investing and financing activities described above, cash and cash equivalents provided by operations decreased $7 million from the first quarter of 1994.

Liquidity: To meet its cash obligations, including claims payments, operating expenses, interest and principal payments on debt, declared shareholder dividends and taxes, Continental holds cash reserves, short-term money market instruments and other fixed income securities with maturities of less than one year.

During 1994, Continental sold preferred stock and an option for $275 million in cash to Continental Casualty Company, a wholly-owned subsidiary of CNA. That preferred stock and option remain outstanding. At May 10, 1995, with the consummation of the Merger, the option is not exerciseable.

During the first quarter of 1995, Continental's domestic insurance subsidiaries paid it $16 million in dividends. Each of the states in which one or more of these subsidiaries are domiciled has enacted a formula which governs the maximum amount of dividends that such subsidiaries may pay without prior regulatory approval. These formulas, which are substantially similar, limit such dividends based on such factors as policyholder surplus, net income, net investment income, and/or unassigned surplus. Under the restrictions currently in effect, the maximum amount available for payment of dividends to Continental by its domestic insurance subsidiaries during the year ending December 31, 1995 without regulatory approval is estimated to be $45 million in addition to the $16 million paid in the first quarter of 1995. Continental anticipates that divi dends from its domestic insurance subsidiaries will enable it to meet its near-term obligations for interest and principal payments on debt, preferred stock dividends, corporate expenses and taxes. To the extent that its insurance subsidiaries do not generate amounts available for distribution sufficient to meet Continental's cash requirements without regulatory approval, Continental would seek approval for additional distributions.


During 1994, Continental extended the maturity of its revolving credit facility from December 30, 1994 to December 31, 1995 and increased the revolving credit facility by $60 million to permit borrowings of up to $210 million from a syndicate of banks. At March 31, 1995, Continental had a $205 million balance outstanding under the facility. Under the revolving credit agreement, Continental was required, among other things, not to exceed a modified debt to capital ratio (debt plus shareholders' equity, excluding net unrealized appreciation (depreciation) of investments, plus redeemable preferred stocks), of 45%, for the period through June 29, 1995, and 40%, thereafter, and to maintain a minimum level of statutory surplus for its domestic insurance subsidiaries of, for the period through June 29, 1995, $1,400 million and, thereafter, $1,465 million. At March 31, 1995 (the most recent date for compliance computations), Continental's modified debt to capital ratio was approximately 39% and statutory surplus for its domestic insurance subsidiaries was $1,673 million. On May 9, 1995, Continental repaid all borrowings under the revolving credit facility with funds obtained from CNA. The facility was terminated on May 10, 1995, after the merger. (See "Subsequent Events--Repayment and Termination of Bank Facility").

Investments:   Fixed maturities available-for-sale consist of
certain bonds and redeemable preferred stocks that management may not hold until maturity and which have an average Moody's rating of Aal (or its Standard & Poor's equivalent). Continental's fixed maturities available-for-sale had a balance sheet fair value of $6,237 million at March 31, 1995 (compared with a fair value of $5,795 million at December 31, 1994) and included mortgage-backed securities with a fair value of $1,518 million and an amortized cost of $1,561 million at March 31, 1995 (compared with a fair value of $1,432 million and an amortized cost of $1,516 million at December 31, 1994). Continental's mortgage-backed securities have an average Moody's rating of Aaa, Moody's highest rating, (or its Standard & Poor's equivalent), and an average life of 6 years. Continental has an insignificant investment in collateralized mortgage obligations which put the return of principal at risk if interest rates or prepayment patterns fluctuate. At March 31, 1995 and December 31, 1994, Continental's fixed maturities available for sale portfolio classified by Moody's rating was as follows:


                           Percentage of Fixed Maturities
                            Available for Sale Portfolio

                                March 31,    December 31,
                                   1995      1994
          Moody's Rating
          Aaa                    65.8%      62.1%
          Aa                     14.2%      15.0%
          A                      13.2%      15.2%
          Baa                     6.5%       7.2%
          Below Baa               0.3%       0.5%
                                100.0%     100.0%

At March 31, 1995, the fixed maturities portfolio included an immaterial amount of securities, the fair value of which is expected to be lower than their carrying value for more than a temporary period; such investments have been recorded in the accompanying Consolidated Balance Sheets at their net realizable value.

Continental also maintains an equity securities portfolio, the fair value of which was $75 million at March 31, 1995 compared with a fair market value of $121 million at December 31, 1994. The $46 million decrease was primarily due to sales of equity securities in 1994.

Unrealized depreciation on investments decreased $163 million, before income taxes, from December 31, 1994, primarily as a result of a increase in value due to decreased interest rates, partially offset by a reduction in unrealized appreciation on equity securities. Unrealized depreciation on fixed maturities decreased $176 million. Unrealized appreciation on common stocks decreased $12 million. Unrealized appreciation on other long-term investments decreased $1 million. In addition, unrealized
depreciation on investments    held  by   discontinued
operations decreased $5 million, before income taxes, from December 31, 1994.

It is management's intent, to enter into derivative financial investments primarily as economic hedges against the fixed income portfolio. At March 31, 1995, the total notional value of Continental's derivative financial investments amounted to $155 million and included financial futures contracts, interest rate swap agreements, options and foreign currency forward contracts. Continental does not expect to recognize material gains or losses related to these investments.

Book Value: Continental's book value per share at March 31, 1995 was $20.85, compared with $16.46 at December 31, 1994, reflecting a $3.02 per share decline in the unrealized depreciation of investments (primarily due to the decrease in interest rates during 1995), the $.71 per share income for the first quarter 1995, and a $.62 per share improvement in the foreign currency translation adjustment.

Sale of Premiums Receivable: In December 1994, Continental sold $408 million of premium receivables balances. This sale accelerated the cash flow from the sold receivables, increasing cash provided by operations in 1994 but reducing cash by $182 million for the first quarter of 1995, when that portion of the receivables would have been collected. As a result, the balance sheet caption "Premiums Receivable" at March 31, 1995, is lower by $226 million than it otherwise would have been. In the event that the receivables are not collected, Continental's credit risk is limited to the amount that the purchasers of such receivables hold as a deposit ($13 million at March 31, 1995).

In December 1993, Continental sold $513 million of premiums receivables balances. This sale accelerated the cash flow from the sold receivables, increasing cash provided by operations in 1993 but reducing cash by $259 million for the first quarter of 1994, when that portion of the receivables would have been collected. As a result, the balance sheet caption "Premiums Receivable" at March 31, 1994, was lower by $254 million than it otherwise would have been.

Redemption of Series A and Series B Preferred Stock:  On
February 13, 1995, Continental called for redemption its two issues of $4.00 par value, $2.50 cumulative preferred stock (Series A and Series B) at $50 per share plus accrued and unpaid dividends of $.60 per share. $3 million was transferred to Chemical Bank, as redemption agent for the redemption of those shares. Prior to the call for redemption, Continental had 2,750,000 shares of Series A Preferred Stock authorized and issued and 1,094,096 shares of Series B Preferred Stock authorized and issued. Each share of such Series A Preferred Stock and Series B Preferred Stock was convertible into 2.2 shares of Continental common stock prior to March 10, 1995. Holders of 7,255 shares of Series A Preferred Stock and 3,516 shares of Series B Preferred Stock exercised their right to convert their holdings to Common Stock prior to March 10, 1995. At March 31, 1995, $1 million had been paid to holders of Series A Preferred Stock and $1 million to holders of Series B Preferred Stock upon redemption of their shares. At March 31, 1995, 28,480 shares of Series A Preferred Stock and 23,422 shares of Series B Preferred Stock remained unredeemed. At
March 31, 1995, no shares of Series A Preferred Stock or Series B Preferred Stock remained outstanding.

Subsequent Events
CNA Merger: As noted above, the merger of Continental and Acquisition was consummated on May 10, 1995. Each outstanding common share of Continental (other than those shares owned by shareholders who properly exercised their dissenters' rights under New York law in certain shares held by Continental's subsidiaries) was converted into the right to receive $20 cash, without interest.

Repayment and Termination of Bank Facility: On May 9, 1995, Continental repaid the entire amount outstanding under its revolving credit facility. The repayment of the $205 million outstanding under that facility on May 9 was funded through a loan from CNA Financial Corporation ("CNA"). The facility was terminated May 10, 1995 and Continental became a subsidiary of CNA.

Settlement of Certain Litigation: Beginning on December 7, 1994, five purported class actions were filed in New York State Supreme Court, New York County, against Continental, directors of Continental and CNA by persons claiming to be stockholders of Continental and relating to the Merger Agreement. The plaintiffs in those actions alleged that directors of Continental breached their fiduciary duties when they approved the Merger Agreement by, among other things, agreeing to the Merger at an unfair and inadequate price, failing to adequately "shop" Continental and failing to maximize the value for Continental's shareholders.
The plaintiffs in two of those actions named CNA as a defendant and alleged that CNA aided and abetted the breaches of fiduciary duty. The plaintiff in another of those actions alleged that directors of Continental violated Sections 715 and 717 of the New York Business Corporation Law (which sections relate to the duties of officers and directors). The plaintiffs in one or more of those purported class actions sought, among other relief, an injunction prohibiting the Merger and unspecified monetary damages.

On May 5, 1995, counsel for the plaintiffs in the five class actions and counsel for the defendants entered into a memorandum of understanding ("MOU") pursuant to which they agreed to pursue a final settlement of the actions. Pursuant to the MOU Continental had earlier agreed to amplify certain disclosures to be contained in the Proxy Statement, dated March 29, 1995, which was submitted to Continental's shareholders in connection with the Special Meeting of Shareholders for approval of the Merger (the "Proxy Statement"), and to ask Goldman, Sachs & Co., the financial advisor to Continental in connection with the Merger, to bring down the fairness opinion issued by Goldman, Sachs & Co. in connection with the Merger, to the date of the Proxy Statement. Pursuant to its undertaking, Continental obtained a bring-down of Goldman, Sachs & Co.'s fairness opinion, dated March 27, 1995, and in the Proxy Statement made disclosure of the bring-down of the Goldman, Sachs & Co. fairness opinion and expanded the discussion of the information presented to the Board of Directors of Continental in connection with its December 6 meeting to consider the Merger Agreement. In the MOU the defendants agreed not to object to an application by plaintiffs' counsel to the Court for an award of attorneys' fees and disbursements in an aggregate amount not to exceed $360,000, which fees would be paid by Continental upon approval by the Court.

The MOU contemplates the completion of a Stipulation of Settlement containing certain additional provisions relating to the settlement, including, inter alia: (a) a denial by defendants that they committed or threatened to commit any violations of law, and the proviso that they enter into the Stipulation of Settlement to eliminate the burden and expense of further litigation and to facilitate the Merger; (b) a release to be granted from each plaintiff and the class to the defendants and certain other parties; and (c) a condition to settlement permitting the plaintiffs to conduct certain additional discovery. The settlement of the purported class actions is subject to notice to the purported class and a hearing by the Court as to the fairness and reasonableness of the settlement and certain other technical conditions.

Pending Litigation - On March 9, 1995, Continental received by facsimile transmission a copy of a First Amended Complaint, entitled Gannon v. Continental Insurance Company, et al., which amended complaint was purportedly filed in the Superior Court of New Jersey, Middlesex County Law Division. The original complaint against
Continental Insurance Company, Continental and certain officers and former officers of Continental alleged certain claims purportedly arising from the termination of the plaintiff in or about May 1994, including allegations of discrimination based on plaintiff's age and gender. The allegations of the amended complaint include, in addition to the employment related claims of the original complaint, allegations of violations of certain federal securities and state laws by certain current and former officers and directors of Continental in connection with annual and other filings made by Continental with the Securities and Exchange Commission, waste of corporate assets and breaches of fiduciary duties in connection with the compensation of officers and the approval of the Merger. Those claims are purportedly made on behalf of a class of persons alternatively described as all persons who purchased Continental's Common Stock during an undisclosed period and holders of 7,500 shares of Continental Common Stock.

In connection with the purported class claims, the plaintiff seeks, among other relief, the appointment of a stockholders committee, disgorgement of certain payments to senior executives and directors of Continental, and a declaration that the proxy statement submitted to former stockholders of Continental on March 29, 1995, and the actions taken by those former stockholders at the Special Meeting held on May 9, 1995 have no
legal effect.   Continental does not believe that the litigation
is likely to have a material adverse effect on the financial
condition of it or Continental Insurance Company.   Continental
also does not believe that the purported class allegations of the amended complaint will have an effect on the Merger, which was consummated on May 10, 1995.

Continental and a number of its subsidiaries are involved in purported class actions pending in state court in Illinois, entitled Ryan Versus Kansas City Fire and Marine, et al. That case, purportedly on behalf of Illinois auto insureds and other similarly situated Continental insureds nationwide, alleges improper policy overcharges for youthful driver family members. The case seeks quantification and return of alleged youthful driver overcharges for the past ten years, with interest, and injunctive relief against such practices. Illinois jurisdiction has been challenged with respect to Continental and several of its subsidiaries. A motion to dismiss has been filed with respect to all Continental defendants other than Kansas City Fire and Marine, on the grounds that plaintiff does not have a right to sue any defendant other than Kansas City Fire and Marine, with which he was insured. Continental and its subsidiaries intend to vigorously defend against this action. In light of Continental's recent operating results, an adverse decision in this action may have a material impact on results of operations and liquidity.






                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      The Continental Corporation
                          Registrant



                                        By   s\ Peter E. Jokiel

Dated: May 15, 1995
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer




Mr. Jokiel has signed this Report on behalf of the Registrant in his capacity as a duly authorized officer and as the Chief Financial Officer of the Registrant.
























                          EXHIBIT INDEX






The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K.




Exhibit No.


  (11)   Statement Re:  Computation of Per Share Earnings.  Exhibit 1

  (20) The Proxy Statement dated March 29, 1995, and previously filed with the Commission is herein filed by reference.

                                                         EXHIBIT 1
                   THE CONTINENTAL CORPORATION
        STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
         (millions, except share and per share amounts)


                                               Three Months Ended
                                                      March 31,
                                                  1995      1994

Income (Loss) from Continuing Operations        $ 48.9   $ (89.9)

Adjusted for:
  Preferred Stock Dividends                        9.4         -

Income (Loss) from Continuing Operations
  Available to Common Shareholders                39.5     (89.9)


Income (Loss) from Discontinued
  Operations, Net of Income Taxes                    -         -


Net Income (Loss) Available
  to Common Shareholders                        $ 39.5   $ (89.9)




Weighted Average Shares of
  Common Stock Outstanding:

     Primary                                55,490,063    55,417,104
     Fully Diluted                          55,490,063    55,538,335



                                                      (Continued)



                                                        EXHIBIT 1
                   THE CONTINENTAL CORPORATION
   STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS, CONTINUED
         (millions, except share and per share amounts)


                                            Three Months Ended
                                                 March 31,
                                            1995          1994

Earnings Per Share:

Income (Loss) Per Common Share
  from Continuing Operations

      Primary  (1)                        $ 0.71      $ (1.62)
      Fully  Diluted  (2)                 $ 0.71      $ (1.62)

Income (Loss) from Discontinued
  Operations, Net of Income
  Taxes

     Primary (1)                             -            -
     Fully Diluted (2)                       -            -

Net Income Per Common Share

     Primary (1)                          $ 0.71     $ (1.62)
     Fully Diluted (2)                    $ 0.71     $ (1.62)




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